Form 10-K405
period 2000-12-31
SPECIALTY MORTGAGE TRUST INC
filed 2001-04-13
CIK 1062565

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________.

COMMISSION FILE NUMBER:  333-44860

SPECIALTY MORTGAGE TRUST, INC. (AS REGISTRANT AND ISSUER OF COLLATERALIZED INVESTMENT NOTES)

                         SPECIALTY MORTGAGE TRUST, INC.
             (Exact Name of registrant as specified in its charter)

                           MARYLAND                                              88-0382463
   (State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification no.)

                  6160 PLUMAS STREET                                             89509
                       RENO, NV                                                (Zip code)
       (Address of principal executive offices)

                                 (775) 826-0809
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   Securities registered pursuant to Section 12(g) of the Act:

                NONE                                                            NONE
           (Title of class)                                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 NOT APPLICABLE

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE
*This Special Report is being filed pursuant to Rule 15d-2 under the Securities and Exchange Act of 1934 and contains only certified financial statements for the year ended December 31, 2000.

                         SPECIALTY MORTGAGE TRUST, INC.
                         COLLATERALIZED INVESTMENT NOTES


                                     PART II


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Registrant hereby files the certified financial statements for the fiscal year ended December 31, 2000 as required by Rule 15d-2 of the Securities and Exchange Act of 1934.

                                     PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as part of this report:

                  1.  Financial Statements:


                  2.  Financial Statement Schedules:


                  3.  Exhibits:

                      Exhibit No.           Description
                      -----------           -----------
                      99.1                  Financial Statements for fiscal year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 By:   SPECIALTY MORTGAGE TRUST, INC.,



                                       By:    /s/ Nello Gonfiantini III
                                          -----------------------------
                                       Name:  Nello Gonfiantini III
                                       Title: Chairman, President, Secretary and
                                              Chief Financial Officer
Date: March 30, 2001.

                                POWER OF ATTORNEY

         We, the undersigned directors and executive officers of Specialty Mortgage Trust, Inc., hereby severally constitute NELLO GONFIANTINI III, STACY ASTERIADIS AND GRACE CAUDILL, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, and any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                  Signature                      Position                                  Date
                  ---------                      --------                                  ----
 /s/ NELLO GONFIANTINI                Chairman, President, Secretary and                 March 30, 2001
-------------------------------       Chief Financial Officer (Principal Executive
Nello Gonfiantini                     Officer and Principal Accounting Officer)


 /s/ GEORGE E. BULL                   Director                                           March 30, 2001
-------------------------------
George E. Bull

 /s/ ROGER M. PELTYN                  Director                                           March 26, 2001
-------------------------------
Roger M. Peltyn

 /s/ STEPHEN V. NOVACEK               Director                                           March 19, 2001
-------------------------------
Stephen V. Novacek

 /s/ ERNEST MARTINELLI                Director                                           March 22, 2001
-------------------------------
Ernest Martinelli

 /s/ HARVEY C. FENNELL                Director                                           March 19, 2001
-------------------------------
Harvey C. Fennell

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.       Description
-----------       -----------
99.1              Financial Statements for fiscal year ended December 31, 2000.