Form 10-Q
period 2001-03-31
SPECIALTY MORTGAGE TRUST INC
filed 2001-05-15
CIK 1062565

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM______________ TO_______________

COMMISSION FILE NUMBER:  333-44860


                         SPECIALTY MORTGAGE TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

           MARYLAND                                             88-0382463
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)


             6160 PLUMAS ST.                                       89509
              RENO, NEVADA                                       (Zip Code)
(Address of principal executive offices)

                                 (775) 826-0809
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

Class A Convertible Preferred Stock
($.01 par value)                                 4,771,952.09 as of May 11, 2001
Common Stock ($.01 par value)                    340,400 as of May 11, 2001
================================================================================

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                             Page
                                                                             ----
Item 1.        Financial Statements -- Specialty Mortgage Trust, Inc.          3

               Balance Sheets                                                  3

               Statements of Earnings                                          4

               Statements of Stockholders' Equity                              5

               Statements of Cash Flow                                         6

               Notes to the Financial Statements                               8


Item 2.        Management's Discussion and Analysis of Financial
               Condition And Results of Operations                            10


Item 3         Quantitative and Qualitative Disclosures about Market Risk     14


                           PART II. OTHER INFORMATION


Item 1         Legal Proceedings                                              16

Item 2         Changes in Securities and Use of Proceeds                      16

Item 3         Defaults upon Senior Securities                                16

Item 4         Submission of Matters to Vote of Securityholders               16

Item 5         Other Information                                              16

Item 6         Exhibits and Reports on Form 8-K                               16

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

SPECIALTY MORTGAGE TRUST, INC.
BALANCE SHEETS

                                     ASSETS

                                                                  MARCH 31, 2001     DECEMBER 31, 2000
                                                                  ------------       -----------------
                                                                  (unaudited)
ASSETS
 Cash and cash equivalents                                        $    200,452          $  2,619,717
 Accrued interest receivable                                           597,246               518,340
 Investments                                                           266,960               248,517
 Real estate held for sale                                           2,665,564                    --
 Mortgage loans held for investment, net of
  allowance for loan losses of $650,000 and $750,000
  at March 31, 2001 and December 31, 2000, respectively             51,370,199            55,113,036
 Deferred charges                                                      336,203               167,633
 Prepaid expenses                                                        7,742                    --
                                                                  ------------          ------------
      Total assets                                                $ 55,444,366          $ 58,667,243
                                                                  ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Dividends payable                                                $         --          $  1,387,283
 Accounts payable                                                       42,191                25,545
 Deposits                                                                   --               923,406
 Accrued interest payable                                               18,362                26,077
 Lines of credit                                                            --             4,452,500
 Collateralized notes                                                6,979,117             5,663,505
 Collateralized notes - related party                                1,294,325               889,955
 Deferred revenue                                                        4,244                 8,186
                                                                  ------------          ------------
      Total liabilities                                              8,338,239            13,376,457
                                                                  ------------          ------------
STOCKHOLDERS' EQUITY
 Class A Convertible Preferred Stock; $0.01 par value;
  5,000,000 shares authorized; 4,671,632 and 4,624,276
  shares issued and outstanding as of March 31, 2001 and
  December 31, 2000,
 respectively ($46,717,000 liquidation preference at
  March 31, 2001)                                                       46,717                46,243
 Common stock; $0.01 par value; 45,000,000 shares
  authorized; 337,900 and 334,400 shares issued
  and outstanding as of March 31, 2001 and
  December 31, 2000, respectively                                        3,379                 3,344
 Additional paid-in capital                                         45,733,145            45,242,156
 Retained earnings                                                   1,305,400                    --
 Accumulated other comprehensive gain (loss)                            17,486                  (957)
                                                                  ------------          ------------
      Total stockholders' equity                                    47,106,127            45,290,786
                                                                  ------------          ------------
      Total liabilities and stockholders' equity                  $ 55,444,366          $ 58,667,243
                                                                  ============          ============

The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF EARNINGS

                                                                 THREE MONTHS ENDED
                                                         ----------------------------------
                                                         MARCH 31, 2001      MARCH 31, 2000
                                                         --------------      --------------
                                                          (unaudited)         (unaudited)
REVENUE
     Interest and dividend income
        Mortgage loans                                     $1,726,918          $  978,872
        Cash accounts                                             464              89,231
        Discount on loans                                       3,943               7,371
        Dividends                                               7,097                  --
                                                           ----------          ----------
               Total interest and dividend income           1,738,422           1,075,474
                                                           ----------          ----------
     Interest expense
        Lines of credit                                        40,548                  --
        Collateralized notes                                  154,589              87,418
                                                           ----------          ----------
               Total interest expense                         195,137              87,418
                                                           ----------          ----------
               Net interest and dividend income             1,543,285             988,056
     Provision for loan losses                                125,000              75,000
                                                           ----------          ----------
               Net revenues                                 1,418,285             913,056
                                                           ----------          ----------
EXPENSES
     General and administrative                                78,215              26,033
     Management and directors' fees                            34,670               3,250
                                                           ----------          ----------
               Total expenses                                 112,885              29,283
                                                           ----------          ----------
               Earnings before income taxes                 1,305,400             883,773
     Income taxes                                                  --               3,009
                                                           ----------          ----------

               NET EARNINGS                                $1,305,400          $  880,764
                                                           ==========          ==========
Basic earnings per share                                   $     3.89          $     2.75
                                                           ==========          ==========
Diluted earnings per share                                 $     0.26          $     0.21
                                                           ==========          ==========



The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  PREFERRED STOCK                    COMMON STOCK             ADDITIONAL
                                            --------------------------         -------------------------        PAID-IN
                                             SHARES             AMOUNT         SHARES             AMOUNT        CAPITAL
BALANCE, DECEMBER 31, 1999                  3,799,700           37,977          320,200            3,202       37,527,205

Comprehensive income:

     Net earnings
     Net unrealized loss on
     investment available-for-sale

          Total comprehensive income

Stock options exercised                                                          14,200              142           22,291
Preferred stock issued                        569,890            5,699                                          5,679,812

Collateralized notes received for
preferred stock                               119,430            1,194                                          1,193,106
Dividends reinvested for
  Preferred Stock                             135,256            1,353                                          1,346,933

Dividends declared on Preferred
  Stock                                                                                                          (527,191)
                                            ---------           ------          -------            -----       ----------
BALANCE, DECEMBER 31, 2000                  4,624,276           46,243          334,400            3,344       45,242,156

Comprehensive income:
     Net earnings

     Net unrealized loss on
     investment available-for-sale

Total comprehensive income
Stock options exercised                            --               --            3,500               35
Non-employee stock option expense                                                                                  18,104
Dividend reinvested for preferred
  stock                                        47,356              474                                            472,885
                                            ---------           ------          -------            -----       ----------
BALANCE, MARCH 31, 2001 (UNAUDITED)         4,671,632           46,717          337,900            3,379       45,733,145
                                            =========           ======          =======            =====       ==========



                                                  RETAINED        COMPREHENSIVE
                                                  EARNINGS            INCOME          TOTAL
BALANCE, DECEMBER 31, 1999                              --                --        37,568,404

Comprehensive income:

     Net earnings                                4,543,772                --         4,543,772
     Net unrealized loss on
     investment available-for-sale                                      (957)             (957)
                                                                      ------        ----------
          Total comprehensive income                                    (957)        4,542,815

Stock options exercised                                                                 22,433
Preferred stock issued                                                               5,685,511

Collateralized notes received for
preferred stock                                                                      1,194,300
Dividends reinvested for
  Preferred Stock                                                                    1,348,286

Dividends declared on Preferred
  Stock                                         (4,543,772)                         (5,070,963)
                                                 ---------                          ----------
BALANCE, DECEMBER 31, 2000                              --              (957)       45,290,786

Comprehensive income:
     Net earnings                                1,305,400                           1,305,400

     Net unrealized loss on
     investment available-for-sale                                    18,443            18,443
                                                                      ------        ----------
Total comprehensive income                                            18,443         1,323,843
Stock options exercised                                                                     35
Non-employee stock option expense                                                       18,104
Dividend reinvested for preferred
  stock                                                                                473,359
                                                 ---------            ------        ----------
BALANCE, MARCH 31, 2001 (UNAUDITED)              1,305,400            17,486        47,106,127
                                                 =========            ======        ==========



The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF CASH FLOW


                                                                        THREE MONTHS ENDED
                                                                 -------------------------------
                                                                   MARCH 31,           MARCH 31,
                                                                     2001                2000
                                                                 ------------       ------------
                                                                 (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                   $  1,305,400       $    880,764
                                                                 ------------       ------------
  Adjustment to reconcile net earnings
  to net cash provided by operating
  activities:
  Amortization                                                         14,517              7,298

  Provision for loan losses                                           125,000             75,000
  Collateralized notes interest reinvested                            125,807             60,159
  Non-employee stock option expense                                    18,104                 --
  Changes in assets and liabilities:
   Accrued interest receivable                                        (78,906)            18,259
   Prepaid expenses                                                    (7,742)             4,650
   Accounts payable                                                    16,646            (11,572)
   Deposits                                                          (923,406)          (225,000)
   Accrued interest payable                                            (7,715)                --
   Deferred revenue                                                    (3,942)             6,246
                                                                 ------------       ------------
   Total adjustments                                                 (721,637)           (64,960)
                                                                 ------------       ------------

   Net cash provided by operating activities                          583,763            815,804
                                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments                                                  --           (249,475)
  Purchase of mortgage loans held for
    investment                                                     (4,646,655)       (11,577,436)
  Principal repayments of mortgage loans
  held for investment                                               5,598,928          8,507,412
                                                                 ------------       ------------
      Net cash provided by/(used in)
        investing activities                                          952,273         (3,319,499)
                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock options exercised                             35                 --
  Cash dividends paid                                                (913,924)          (775,287)
  Net (payments)/proceeds on line of credit                        (4,452,500)                --
  Proceeds on collateralized notes                                  2,255,000            601,529
  Principal payments on collateralized notes                         (660,825)        (1,130,999)
  Loan issue costs                                                   (183,089)                --
                                                                 ------------       ------------
      Net cash used in financing activities                        (3,955,303)        (1,304,757)
                                                                 ------------       ------------

      NET DECREASE IN CASH AND CASH EQUIVALENTS                    (2,419,265)        (3,808,452)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                           2,619,717          7,998,709
                                                                 ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    200,452       $  4,190,257
                                                                 ============       ============

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF CASH FLOW - CONTINUED



                                                    THREE MONTHS ENDED
                                               ------------------------------
                                               MARCH 31, 2001   MARCH 31, 2000
                                               -------------    -------------
                                                (unaudited)      (unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                          $   77,045      $   27,259
                                                 ==========      ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND
 FINANCING ACTIVITIES:
Collateralized notes refinanced at maturity      $1,948,000      $1,256,000
                                                 ==========      ==========
Collateralized notes interest reinvested         $  125,807      $   60,159
                                                 ==========      ==========
Mortgage loans held for investment
transferred to real estate held for sale         $2,665,564              $-
                                                 ==========      ==========
Dividends reinvested for preferred stock         $  473,359      $  304,588
                                                 ==========      ==========


The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

NOTE 1.  THE COMPANY

Specialty Mortgage Trust, Inc. ("SMT") is a Maryland corporation, which acquires and holds mortgage loans secured by property located in Nevada, California, Arizona, Utah and Colorado. SMT's strategy is to focus on small commercial mortgage loans (generally less than $5 million per loan), land loans, and non-conforming single-family and small multi-family (generally less than twenty units) residential mortgage loans. SMT has elected to be a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial, formerly Gonzo Financial (the Manager), a private mortgage finance business operating in Nevada and wholly owned by Nello Gonfiantini III, SMT's President and Chairman of the Board of Directors. SMT was incorporated on October 21, 1997 and began operations on January 31, 1998 following the closing of SMT's initial private placement.

SMT operates as one business segment. SMT has evaluated the applicability of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires reporting business segments and information, including how the segments are determined, products and services provided, and changes in the measurement of segment accounting from period to period.

The accompanying financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2000 and 1999 included in SMT's Form 10-K for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other period.

NOTE 2.  COLLATERALIZED NOTES

Prior to August 22, 2000, SMT issued in private placements its Class A collateralized notes (the "Class A notes"). The Class A notes were collateralized by SMT's mortgage loans in an aggregate principal amount of at least two times the aggregate principal amount outstanding on the Class A notes. On January 18, 2001, SMT's registration statement covering the public sale of up to $250,000,000 of collateralized investment notes (the "collateralized investment notes") was declared effective by the Securities and Exchange Commission. The collateralized investment notes are secured by at least one and one-half times the aggregate principal amount outstanding on the collateralized investment notes. The Class A notes and the collateralized investment notes are referred to collectively as the "collateralized notes." The collateralized notes have maturities ranging from one month to twelve months from the date of issue and bear a fixed rate of interest (6.25% to 8.75% at March 31, 2001 and 6.25% to 7.25% at March 31, 2000). At March 31, 2001 and March 31, 2000, the
collateralized notes were secured by $15,842,339 and $11,797,393 of mortgage loans pledged as collateral, respectively.

NOTE 3. DELINQUENT LOANS

On March 31, 2001, one loan, a commercial land loan for $1,579,850 was delinquent for interest. This loan is secured by a second trust deed, behind an $8 million loan from a commercial bank.

NOTE 4. REAL ESTATE HELD FOR SALE

Real estate held for sale includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of, real estate held for sale is reported at the lower of carrying amount or fair value less cost of sale. There were no required reductions to the carrying value of real estate held for sale for the three months ended March 31, 2001.

On March 31, 2001, SMT real estate held for sale totaled $2,665,564. The properties owned consist of four finished residential lots with foundations, 15 finished residential lots, and 102 undeveloped lots, which were transferred from mortgage loans to real estate held for sale upon foreclosure.


NOTE 5.  RELATED PARTY

On October 23, 1997, SMT entered into a Management Agreement with the Manager. The Manager is responsible for the day-to-day operations of SMT and will perform such services and activities relating to the assets and operations of SMT as are provided for in the Management Agreement. The Manager originates the mortgage loans in the name of the Manager, and sells the loans to SMT. The Manager retains the servicing of the mortgage loans.

The Manager receives the mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance with any additional fees or points paid to SMT effectively discounting the purchase price of the loan from the Manager. The Manager will also receive a fee for loan servicing equal to one-half of one percent per annum of the total mortgage loans serviced and any late payment charges. These fees are earned directly by the Manager and deducted from the interest or late payments to cover costs to manage the portfolio, effectively reducing the yield to SMT. In addition, the Manager will receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the taxable net income before the dividend deduction of SMT in excess of an annualized return to SMT equal to 12%. For the quarters ended March 31, 2001 and 2000, the Manager earned the following:

                                    2001         2000
                                  -------      -------
Loan origination fees             $70,631      $55,199
Loan servicing fees                61,229       33,040
Late payment charges                4,101       16,742
Incentive compensation bonus       30,299           --


On March 1, 2001, Nello Gonfiantini Jr., the holder of a 5.92% beneficial interest in SMT preferred stock, purchased a foreclosed mortgage loan from SMT for a price equal to the outstanding principal balance of $400,000 plus uncollected accrued interest of $75,973.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the Financial Statements and Notes.

        SAFE HARBOR STATEMENT

        "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Specialty Mortgage Trust, Inc., and our business, which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, we refer you to "Risk Factors" commencing on Page 13 of our Prospectus included in the Registration Statement on Form S-11 (File No. 333-44860) relating to our collateralized investment notes.

        COMPANY OVERVIEW

        The Company is a mortgage finance company specializing in acquiring nonconforming residential and commercial real estate mortgage loans for the purpose of holding the loans in its portfolio. We fund our loans chiefly through equity and to a lesser degree with short-term debt. This short-term debt is in the form of secured bank lines of credit or collateralized investment notes.

        Our business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the States of Nevada, Arizona, Colorado, Utah, and California whose needs are generally not being served by traditional financial institutions. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to $5 million, although the board of directors may approve exceptions. Most loans will have terms of two to three years. Our mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by borrower's leasehold interest in real property. Our loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

        We are structured as a real estate investment trust (REIT), thereby generally eliminating federal taxes at the corporate level on income we distribute to stockholders. Because we are not structured as a traditional lender that accepts deposits, we are subject to substantially less regulatory oversight and incur lower compliance expenses compared to banks, thrifts and many other holders of mortgage loans.

        Specialty Financial, formerly Gonzo Financial, serves as our manager and is responsible for loan originations, loan servicing and our day-to-day operations, subject to the supervision of our board of directors.

        SIGNIFICANT ASPECTS OF FIRST QUARTER AND YEAR END 2000

        At March 31, 2001, we owned $52.0 million of mortgage loans, $2.7 million of real estate held for sale and $.3 million of mortgage securities. Our total assets were $55.4 million. The assets were financed with $8.3 million of recourse short-term debt, and $47.1 million of preferred and common equity.

        As reported on our March 31, 2001 balance sheet, our equity-to-assets ratio was 84.9% and our debt-to-equity ratio was 17.6%. For the three months ended March 31, 2001, our annualized return on equity was 12.5%.

        At December 31, 2000, we owned $55.9 million of mortgage loans and $.2 million of mortgage securities. Our total assets were $58.7 million. The assets were financed with $6.6 million in recourse short-term debt, $4.5 million in short-term collateralized lines of credit and $45.3 million of preferred and common equity. Our equity-to-asset ratio was 77.2%; our debt-to-equity ratio was 29.3%, and our average quarterly return on equity ending December 31, 2000 was 11.5%.

        The decrease in assets and liabilities was the result of timing of loan maturities and underwriting and closing new loans. The increase in stockholders equity was the result of dividends from earnings for the three months ended March 31, 2001 not being declared until April 23, 2001, and stockholders reinvesting dividends in the dividend reinvestment program.

        CHANGES IN FINANCIAL CONDITION

        ASSETS

        Cash and Cash Equivalents. As of March 31, 2001, cash and cash equivalents were $200,452, a decrease of $2,419,265 from December 31, 2000. The amount of cash held by the Company is generally determined by the timing of loan fundings. Three large loans paid off during the last 10 days of December 2000 at which time we did not have an immediate need to fund new loans. None of those events occurred at March 31, 2001. It is our goal to keep cash invested in loans and therefore keep cash balances low.

        Accrued Interest Receivable. As of March 31, 2001, accrued interest receivable increased $78,906 over December 31, 2000. The account represents interest due from accruing loans that were outstanding at period end, plus past due interest on such loans from prior months. On March 31, 2001, past due interest amounted to $34,230 and on December 31, 2000 past due interest was $10,330. Also, the balance of accruing loans outstanding during March 31, 2001 was approximately $2.8 million higher than during December 31, 2000, which resulted in a higher interest receivable.

        Real Estate Held for Sale. On March 31, 2001, SMT owned property from five residential land loans, which are in various stages of development. The carrying value was $2,665,564. The property includes four residential lots with foundations that are being completed, 15 finished residential lots that are for sale and 102 undeveloped lots that are tentatively mapped and will be finished.

        Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses have decreased by $3,967,837 as of March 31, 2001. This decrease in mortgage loans was due in part to loans maturing faster than new loan requests could be underwritten and funded, and foreclosed mortgage loans, which were reclassified to Real Estate Held for Sale.

        Deferred Charges. As of March 31, 2001 SMT had incurred $322,622 in costs relating to the issuance of up to $250,000,000 of collateralized investment notes to the public. The costs will be amortized proportionately as notes are sold.

        LIABILITIES

        Dividends Payable. At year-end 2000 we had a dividend payable of $1,387,283. This represents a dividend declared in December 2000 to be paid in January 2001.

        Lines of Credit. Lines of credit decreased $4,452,500 as of March 31, 2001 from December 31, 2000. This line item represents collateralized short-term borrowings from banks and will fluctuate over time due to loan funding needs and loan prepayments. Uses of lines of credit were minimal during the quarter because loan repayments were occurring faster than new loans were underwritten and funded.

        Collateralized Notes. On March 31, 2001, collateralized notes increased $1,719,982 over December 31, 2000 primarily due to issuance of notes as the result of approval obtained on January 19, 2001 for the public sale of our notes.

        RESULTS OF OPERATIONS


        The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

                                                     THREE MONTHS ENDED
                                                      MARCH 31, 2001
                                                        OVER/UNDER
                                                       MARCH 31, 2000
                                        ------------------------------------------
                                            NET
                                           CHANGE          RATE           VOLUME
                                        ----------      ----------      ----------
INTEREST INCOME
    Mortgage Loans                         748,046         260,809         487,237
    Cash Accounts                          (88,767)        (37,596)        (51,171)
                                        ----------      ----------      ----------
             Total                         659,279         223,213         436,066
                                        ==========      ==========      ==========

INTEREST EXPENSE
    Line of Credit                          40,548              --          40,548
    Collateralized Notes                    67,171           8,024          59,147
                                        ----------      ----------      ----------
             Total                         107,719           8,024          99,695
                                        ==========      ==========      ==========
    Change in net interest income          551,560         215,189         336,371
                                        ==========      ==========      ==========

        Our operating results include all of the reported income of our mortgage finance operation. The comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000 is as follows:

        Interest Income, Mortgage Assets. Interest income for the three months ended March 31, 2001 increased $748,046 over the comparable period in 2000. This increase was due to additional funds invested in mortgage loans as a result of increased cash available from the private placement of new preferred stock on July 1, 2000 and dividend reinvestments during the period, and the use of short-term borrowings to fund a corresponding increase in loan demand.

        Interest Income, Cash Accounts. Interest earned on cash deposits during the three months ended March 31, 2001 decreased $88,767 from the comparable period in 2000 due to loan payoffs occurring faster than our ability to underwrite and fund new loans during the three months ended March 31, 2000. Cash was placed in interest bearing accounts to earn the highest return possible.

        Total Interest Expense. For the three months ended March 31, 2001, interest expense increased $107,719 over the comparable prior year period due to the Company's ability to issue collateralized notes and use lines of credit to fund the increased loan demand.

        Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2001 was $50,000 higher than for the comparable prior period in order to more adequately reserve for a larger mortgage loan portfolio. The reserve was reduced by $225,000 during the quarter ended March 31, 2001 when the real estate held for sale was acquired through foreclosure and written down to estimated fair value.

        General and Administrative Expenses. Expenses increased by $52,182 for the three months ended March 31, 2001 as compared to the comparable prior year period primarily due to advertising for sale of collateralized investment notes and non cash compensation expense resulting from exercise of common stock options. General and Administrative expenses are a small portion of our net revenues since the Manager pays for most expenses directly.

        INTEREST RATE/MARKET/CREDIT RISK

        We seek to manage the interest rate, credit and market risk of our portfolio. By originating short-term loans (generally less than three years), we can significantly reduce the risk of changing interest rates. Additionally, we continue to stress the quality of our borrowers through our underwriting guidelines and loss mitigation through our servicing procedures. In this way we seek to control credit risk. Since the majority of our loans are in the state of Nevada, we are beginning to acquire loans in California, Arizona, Utah, and Colorado. This will help diversify the portfolio and reduce the risk of investing in one market.

        The following table sets forth the weighted average yield earned on our assets and the weighted average expense of our liabilities for the periods shown.

                                        THREE MONTHS
                                             ENDED
                                       -----------------
                                       3/31/00   3/31/01
                                       -------   -------
INTEREST INCOME
      Mortgage Loans                    2.63%     3.24%
       Cash Accounts                    1.48%     0.41%

INTEREST EXPENSE
      Line of Credit                    0.00%     2.89%
   Collateralized Notes                 1.79%     1.94%

         Net Interest Spread            0.68%     1.15%

        LIQUIDITY AND CAPITAL RESOURCES

        We manage our short-term liquidity (that is, our funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow, which can be used to originate new loans or to pay dividends to stockholders. This source provides approximately $6.0 million on an annual basis. We generally have the ability to apply this cash flow as needed.

        Secondly, the payoff and prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $52 million we would anticipate annual cash flows from principal pay downs of approximately $13.0 million. As we continue to issue collateralized investment notes, our portfolio will increase as will the cash flow from principal pay downs. Again, normally these funds are used to originate new mortgage loans.

        Lastly, we have three lines of credit with commercial banks to provide another level of liquidity. We can borrow up to $5 million on two of the lines to provide funding for new loans and $2.5 million on the third, for an aggregate of $12.5 million. The two $5 million lines extend through July 1, 2001 and October 1, 2001, respectively, and the $2.5 million line extends through July 1, 2001. All of the lines are collateralized by mortgage loans and borrowings under the lines bear interest at the applicable bank's prime or reference rate. We are required to comply with various operating and financial covenants in the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth,
        (ii) minimum liquidity (cash and available borrowings), (iii) minimum quarterly net earnings, and (iv) maximum debt-to-equity ratio. We reserve at least $2.5 million of the lines unused for liquidity needs.

        We believe the combination of these three sources of capital allows us to manage our short-term liquidity needs in virtually any business situation and thereby efficiently use our capital resources.

        With respect to our long-term liquidity (funding needs during periods beyond the next 12 months), our only commitments that require funding are those arising from our construction loans. We do not have any commitments for material capital expenditures or payments due on long-term debt obligations. We believe the same three sources we rely on for short-term liquidity needs will be sufficient to fund our long-term needs as well.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are a party to various financial instruments that are subject to market risk. These instruments include commercial mortgage loans, land loans, nonconforming single-family and small multifamily residential mortgage loans, lines of credit and collateralized investment notes. Our financial instruments involve elements of interest rate risk. Our loan portfolio is also subject to real estate market risk.

        None of our financial instruments have been entered into for trading purposes. We have not entered into, nor do we intend to enter into, any financial instruments for trading or speculative purposes. As we have no investments outside of the United States, we are not subject to foreign currency exchange rate risk. We do not hedge our exposure to changes in the fair value of our loans through the use of derivative instruments. Instead, we have managed these exposures through careful underwriting and servicing of our loans. Further, we target as potential customers borrowers with relatively significant equity value in their property.

        Loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, principal and interest payments with a balloon payment at the end of the loan term, or interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 10% increase or decrease in general interest rates (from those prevailing at March 31, 2001) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona or California could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

        We have attempted to mitigate these risk exposures by carefully underwriting and servicing our loans. The underwriting decision to provide a loan to an applicant is based primarily upon the loan-to-value ratio for the underlying collateral. Thereafter, our manager uses early intervention, aggressive collection and loss mitigation techniques in the servicing process. While we have attempted to mitigate these risk exposures, there can be no assurance that these efforts will be successful.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        At March 31, 2001, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no pending proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

        Not applicable

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

               Exhibit No.   Document
               -----------   --------
                  3.1*       Articles of Incorporation

                  3.2*       Articles Supplementary

                  3.3*       Bylaws

                  3.3.1*     Amendment to Bylaws

                  4**        Indenture dated as of January 1, 2001 between
                             Specialty Mortgage Trust, Inc. and Bankers Trust
                             Company of California, a national banking association, as Trustee

                  11 Statement Regarding Computation of per share earnings for the three months ended March 31, 2001 and March 31, 2000

        ----------

        * Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

        ** Incorporated by reference to the correspondingly numbered exhibit to the Form 8-K filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on February 2, 2001.

        (b)     Reports

                Specialty Mortgage Trust, Inc. filed the following current report on Form 8-K during the quarter ended March 31, 2000:

                   Date      Item Reported
                   ----      -------------
                  2/2/01     Specialty Mortgage Trust, Inc.'s initial issuance
                             of Collateralized Investment Notes pursuant to an
                             Indenture dated as of January 1, 2001 between
                             Specialty Mortgage Trust, Inc. and Bankers Trust
                             Company of California, N.A., as Trustee.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPECIALTY MORTGAGE TRUST, INC.



Dated:  May 11, 2001                   By: /S/ NELLO GONFIANTINI III
                                           ------------------------------------
                                           Nello Gonfiantini III
                                           Chairman, President, Secretary and
                                           Chief Financial Officer

                                           (Signed in the capacity of (i) duly
                                           authorized officer of the registrant
                                           and (ii) principal Financial
                                           Officer of the registrant)