Form 10-Q
period 2001-06-30
SPECIALTY MORTGAGE TRUST INC
filed 2001-08-14
CIK 1062565

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ___________

COMMISSION FILE NUMBER: 333-44860


                         SPECIALTY MORTGAGE TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

                MARYLAND                                    88-0382463
    (State or other jurisdiction of                      (I.R.S. Employer
     Incorporation or organization)                     Identification No.)

            6160 PLUMAS ST.
              RENO, NEVADA                                     89509
  (Address of principal executive offices)                   (Zip Code)

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

Class A Convertible Preferred Stock
  ($.01 par value)                               5,750,412 as of August 13, 2001
Common Stock ($.01 par value)                      340,400 as of August 13, 2001

================================================================================

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                Page
                                                                                                ----
Item 1.      Financial Statements -- Specialty Mortgage Trust, Inc.                              3

             Balance Sheets                                                                      3

             Statement of Earnings                                                               4

             Statement  of Stockholders' Equity                                                  5

             Statements of Cash Flows                                                            6

             Notes to the Financial Statements                                                   7

Item 2.      Management's Discussion and Analysis of Financial Condition And
             Results of Operations                                                               9

Item 3       Quantitative and Qualitative Disclosures about Market Risk                          15

                           PART II. OTHER INFORMATION

Item 1       Legal Proceedings                                                                   16

Item 2       Changes in Securities and Use of Proceeds                                           16

Item 3       Defaults upon Senior Securities                                                     16

Item 4       Submission of Matters to Vote of Securityholders                                    16

Item 5       Other Information                                                                   16

Item 6       Exhibits and Reports on Form 8-K                                                    17

                          PART I. FINANCIAL INFORMATION

SPECIALTY MORTGAGE TRUST, INC.
BALANCE SHEETS


                                     ASSETS

                                                                                      JUNE 30, 2001       DECEMBER 31
                                                                                       (UNAUDITED)           2000
                                                                                      ------------       ------------
ASSETS
        Cash and cash equivalents                                                     $  8,567,601       $  2,619,717
        Accrued interest receivable                                                        622,050            518,340
        Investments                                                                                           248,517
        Real estate owned                                                                2,734,129
        Mortgage loans held for investment, net of
         allowance for loan losses of $775,000, and $750,000
         at June 30, 2001 and December 31, 2000, respectively                           56,330,203         55,113,036
        Deferred charges                                                                   315,788            167,633
        Prepaid expenses                                                                     5,419
                                                                                      ------------       ------------
             Total assets                                                             $ 68,575,190       $ 58,667,243
                                                                                      ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
        Dividends payable                                                                                $  1,387,283
        Accounts payable                                                              $     18,012             25,545
        Deposits                                                                                              923,406
        Accrued interest payable                                                            22,428             26,077
        Lines of credit                                                                                     4,452,500
        Collateralized notes                                                             9,084,353          5,663,505
        Collateralized notes - related party                                             1,087,823            889,955
        Deferred revenue                                                                     6,502              8,186
                                                                                      ------------       ------------
             Total liabilities                                                          10,219,118         13,376,457
                                                                                      ------------       ------------
STOCKHOLDERS' EQUITY
        Class A Convertible Preferred Stock; $0.01 par value; 10,000,000 and
          5,000,000 shares authorized as of June 30, 2001 and December 31, 2000, respectively; 5,711,952 and 4,624,276 shares issued and outstanding as of June 30, 2001 and
          December 31, 2000, respectively                                                   57,119             46,243
        Common stock; $0.01 par value; 40,000,000 and 45,000,000 shares authorized as of June 30, 2001 and December 31, 2000, respectively;
          340,400 and 334,400 shares issued and outstanding as of June 30,
          2001 and December 31, 2000, respectively                                           3,404              3,344
        Additional paid-in capital                                                      57,026,259         45,242,156
        Retained earnings                                                                1,269,290
        Accumulated other comprehensive gain (loss)                                                              (957)
                                                                                      ------------       ------------
             Total stockholders' equity                                                 58,356,072         45,290,786
                                                                                      ------------       ------------
             Total liabilities and stockholders' equity                               $ 68,575,190       $ 58,667,243
                                                                                      ============       ============


The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENT OF EARNINGS

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 -----------------------------   ----------------------------
                                                                 JUNE 30, 2001   JUNE 30, 2000   JUNE 30,2001    JUNE 30,2000
                                                                  (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                                 -------------   -------------   ------------    ------------
REVENUE
        Interest and dividend income
               Mortgage loans                                     $1,729,039      $1,227,184      $3,455,957      $2,206,056
               Cash accounts                                          11,119          29,447          11,583         118,678
               Discount on loans                                       3,542           8,392           7,485          15,764
               Investment gain                                        10,392                          10,392
               Dividends                                                               7,097           7,097           7,097
                                                                  ----------      ----------      ----------      ----------
                          Total interest and dividend income       1,754,092       1,272,120       3,492,514       2,347,595
                                                                  ----------      ----------      ----------      ----------
        Interest expense
               Lines of credit                                        10,612          24,336          51,160          24,336
               Collateralized notes                                  207,929          96,282         362,518         183,700
                                                                  ----------      ----------      ----------      ----------
                          Total interest expense                     218,541         120,618         413,678         208,036
                                                                  ----------      ----------      ----------      ----------
                          Net interest and dividend income         1,535,551       1,151,502       3,078,836       2,139,559
        Provision for loan losses                                    125,000          75,000         250,000         150,000
                                                                  ----------      ----------      ----------      ----------
                          Net revenues                             1,410,551       1,076,502       2,828,836       1,989,559
                                                                  ----------      ----------      ----------      ----------
EXPENSES
        General and administrative                                   131,465          38,513         209,680          64,547
        Management and directors' fees                                 9,796           3,250          44,466           6,500
                                                                  ----------      ----------      ----------      ----------
                          Total expenses                             141,261          41,763         254,146          71,047
                                                                  ----------      ----------      ----------      ----------
                          Earnings before income taxes             1,269,290       1,034,739       2,574,690       1,918,512
        Income taxes
                                                                  ----------      ----------      ----------      ----------
                          NET EARNINGS                            $1,269,290      $1,034,739      $2,574,690      $1,918,512
Basic earnings per share                                                3.74            3.23            7.62            5.99
                                                                  ==========      ==========      ==========      ==========
Diluted earnings per share                                               .25             .24             .51             .45
                                                                  ==========      ==========      ==========      ==========


The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                               ADDITIONAL
                                         PREFERRED STOCK       COMMON STOCK      PAID-IN      RETAINED  COMPREHENSIVE
                                        SHARES     AMOUNT     SHARES   AMOUNT    CAPITAL      EARNINGS      INCOME        TOTAL
                                        ------     ------     ------   ------  ----------     --------  --------------    -----
Balance, December 31, 1999             3,799,700   37,997    320,200   3,202    37,527,205           --        --      37,568,404
Comprehensive income:
   Net earnings                                                                               4,543,772                 4,543,772
   Net unrealized loss on
    investment available
    -for-sale                                                                                                (957)           (957)
                                                                                              ---------    ------      -----------
Total comprehensive income                                                                    4,543,772      (957)      4,542,815
                                                                                              ---------    ------      -----------
Stock options exercised                                       14,200     142        22,291                                 22,433
Preferred stock issued                   569,890    5,699                        5,679,812                              5,685,511
Collateralized notes received
for preferred stock                      119,430    1,194                        1,193,106                              1,194,300
Dividends reinvested for
preferred                                135,256    1,353                        1,346,933                              1,348,286
Dividends Declared                                                                (527,191)  (4,543,772)               (5,070,963)
                                       ---------   ------    -------   -----    ----------    ---------    ------      ----------
Balance, December 31, 2000             4,624,276   46,243    334,400   3,344    45,242,156           --      (957)     45,290,786
                                       =========   ======    =======   =====    ==========    =========    ======      ==========
Comprehensive income:
   Net earnings                                                                               2,574,690                 2,574,690
   Net unrealized loss on
   investment available-for-sale                                                                           11,349          11,349
   Reclassification adjustment                                                                            (10,392)        (10,392)
                                                                                              ---------    ------      -----------
Total comprehensive income                                                                    2,574,690       957       2,575,647
Stock options exercised                                        6,000      60        12,475                                 12,535
Non-employee stock option expense                                                   36,178                                 36,178
Dividends reinvested for preferred        87,676      876                          874,636                                875,512
Preferred stock issued net of
offering costs                         1,000,000   10,000                       10,956,935                             10,966,935
Dividends declared                                                                 (96,121)  (1,305,400)               (1,401,521)
                                       ---------   ------    -------   -----    ----------    ---------    ------      ----------
Balance, June 30, 2001 (unaudited)     5,711,952   57,119    340,400   3,404    57,026,259    1,269,290        --      58,356,072
                                       =========   ======    =======   =====    ==========    =========    ======      ==========


The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENT OF CASH FLOWS

                                                                                   SIX MONTHS ENDED
                                                                            -------------------------------
                                                                            JUNE 30, 2001     JUNE 30, 2000
                                                                             (UNAUDITED)       (UNAUDITED)
                                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                $ 2,574,690       $ 1,918,512
                                                                             -----------       -----------
 Adjustment to reconcile net earnings to net cash provided by operating activities:
      Amortization                                                                34,934            22,414
      Provision for loan losses                                                  125,000           150,000
      Non-cash collateralized notes interest reinvested                          300,348           133,210
      Non-cash stock compensation                                                 36,178                --
      Gain on sale of investments                                                (10,392)               --
      Changes in assets and liabilities:
            Accrued interest receivable                                         (103,710)          (54,679)
            Prepaid expenses                                                      (5,419)            1,642
            Accounts payable                                                      (7,533)           (5,598)
            Deposits                                                            (923,406)         (225,000)
            Accrued interest payable                                              (3,649)           24,336
            Deferred revenue                                                      (1,684)           (1,396)
                                                                             -----------       -----------
                 Total adjustments                                              (559,333)           44,929
                                                                             -----------       -----------
                 Net cash provided by operating activities                     2,015,357         1,963,441
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments                                                              --          (249,474)
 Investment in real estate owned                                                 (68,565)               --
 Proceeds received from sale of investments                                      259,866                --
 Purchase of mortgage loans held for investment                              (15,608,562)      (23,825,891)
 Principal repayments of mortgage loans held
 for investment                                                               11,600,831         9,042,051
                                                                             -----------       -----------
                 Net cash provided by/(used in) investing activities          (3,816,430)      (15,033,314)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Preferred Stock Offering, net                                   7,993,807                --
 Prepayment of Preferred Stock Offering                                               --         4,065,500
 Proceeds from common stock options exercised                                     12,535                --
 Cash dividends paid                                                          (1,913,292)       (1,599,478)
 Net (payments)/proceeds on line of credit                                    (4,452,500)        5,985,627
 Proceeds on collateralized notes                                              6,442,915         1,977,985
 Principal payments on collateralized notes                                     (151,419)       (1,235,631)
 Loan issue costs                                                               (183,089)          (18,750)
                                                                             -----------       -----------
                 Net cash provided by/(used in) financing activities           7,748,957         9,175,253
                                                                             -----------       -----------
                 NET INCREASE IN CASH AND CASH EQUIVALENTS                     5,947,884        (3,894,620)
                                                                             -----------       -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 2,619,717         7,998,709
                                                                             ===========       ===========
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       8,567,601         4,104,089
                                                                             ===========       ===========

SPECIALTY MORTGAGE TRUST, INC.
STATEMENT OF CASH FLOWS - CONTINUED

                                                                                 SIX MONTHS ENDED
                                                                            --------------------------
                                                                               2001            2000
                                                                            ----------      ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                   $   74,092      $  239,297
                                                                            ==========      ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
   Collateralized notes exchanged for issuance of preferred stock           $2,973,128      $1,119,300
                                                                            ==========      ==========
   Collateralized notes refinanced at maturity                              $3,860,542      $5,124,000
                                                                            ==========      ==========
   Collateralized notes interest reinvested                                 $  300,348      $  133,210
                                                                            ==========      ==========
   Dividends reinvested for preferred stock                                 $  875,512      $  633,720
                                                                            ==========      ==========
   Mortgage loans held for investment transferred to real estate owned      $2,665,564      $       --
                                                                            ==========      ==========


The accompanying notes are an integral part of these statements.



SPECIALTY MORTGAGE TRUST, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001
(UNAUDITED)

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

The accompanying financial statements for the three-month and six-month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2000 and 1999 included in SMTs Form 10-K for the year ended December 31, 2000. The results for the three months and six-month periods ended

June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other period.

NOTE 2. COLLATERALIZED NOTES

Prior to August 22, 2000, SMT issued in private placements its Class A collateralized notes (the "Class A notes"). The Class A notes were collateralized by SMT's mortgage loans in an aggregate principal amount of at least two times the aggregate principal amount outstanding on the Class A notes. On January 18, 2001, SMT's registration statement covering the public sale of up to $250,000,000 of collateralized investment notes (the "collateralized investment notes") was declared effective by the Securities and Exchange Commission. The collateralized investment notes are secured by at least one and one-half times the aggregate principal amount outstanding on the collateralized investment notes. The Class A notes and the collateralized investment notes are referred to collectively as the "collateralized notes." The collateralized notes have maturities ranging from one month to twelve months from the date of issue and bear a fixed rate of interest (6.25% to 8.75% at June 30, 2001 and 6.25% to 8.50% at June 30, 2000). At June 30, 2001 and June 30, 2000, the collateralized notes were secured by $23,845,991 and $12,957,393,respectively, of mortgage loans pledged as collateral, respectively.

NOTE 3. DELINQUENT LOANS

On June 30, 2001, three loans totaling $2,937,850 were delinquent for interest. A commercial land loan for $1,579,850 was delinquent for interest and is secured by a second trust deed, behind an $8 million loan from a commercial bank. A second commercial building loan for $950,000 was also delinquent for interest and secured by a first deed of trust, and a third commercial building loan for $408,000 was delinquent for interest, and is in foreclosure.

NOTE 4. REAL ESTATE OWNED

Real estate owned includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of, the Company periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of real estate owned for the three months ended June 30, 2001.

On June 30, 2001, SMT real estate owned totaled $2,734,129. The total increased by $67,979 since March 31, 2001 because expenses related to ownership of the property were capitalized. The properties owned consist of four finished residential lots with foundations, 15 finished residential lots, and 102 undeveloped lots, which were transferred from mortgage loans to real estate owned upon foreclosure.

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

The Manager receives the mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance with any additional fees or points paid to SMT effectively discounting the purchase price of the loan from the Manager. The Manager will also receive a fee for loan servicing equal to one-half of one percent per annum of the total mortgage loans serviced and any late payment charges. These fees are earned directly by the Manager and deducted from the interest or late payments to cover costs to manage the portfolio, effectively reducing the yield to SMT. In addition, the Manager will receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the taxable net income before the dividend deduction of SMT in excess of an annualized return to SMT equal to 12%. For the quarters ended June 30, 2001 and 2000, the Manager earned the following:

                                        2001              2000
                                      --------          --------
Loan origination fees                 $408,700          $446,435
Loan servicing fees                     63,510            55,880
Late payment charges                     5,316             4,680
Incentive compensation bonus             4,605                --

On June 29, 2001, Nello Gonfiantini III, the holder of a 7.23% beneficial interest in SMT preferred and common stock, purchased a loan from SMT that was being foreclosed for a price equal to the outstanding principal balance of $625,000, plus uncollected accrued interest of $18,750, and reimbursed the foreclosure costs of $5,216.

NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

       - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

       - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, exchanged, either individually or as part of a related contract, asset or liability.

       - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

       - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

       - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

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

              COMPANY OVERVIEW

              The Company is a mortgage finance company specializing in acquiring nonconforming residential and commercial real estate mortgage loans for the purpose of holding the loans in its portfolio. We fund our loans chiefly through equity and to a lesser degree with short-term debt. This short-term debt is in the form of secured bank lines of credit or collateralized notes.

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

              SIGNIFICANT ASPECTS OF SECOND QUARTER AND YEAR END 2000

              At June 30, 2001, we owned $56.3 million of mortgage loans and $2.7 million of real estate owned. Our total assets were $68.6 million. The assets were financed with $10.2 million of recourse short-term debt, and $58.4 million of preferred and common equity.

              As reported on our June 30, 2001 balance sheet, our equity-to-assets ratio was 85.1% and our debt-to-equity ratio was 17.5%. For the quarter ended June 30, 2001, our return on equity was 12.1%.

              At December 31, 2000, we owned $55.1 million of mortgage loans and $.2 million of mortgage securities. Our total assets were $58.7 million. The assets were financed with $6.6 million in recourse short-term debt, $4.5 million in short-term collateralized lines of credit and $45.3 million of preferred and common equity. Our equity-to-asset ratio was 77.2%; our debt-to-equity ratio was 24.3%, and our average quarterly return on equity for the year ended December 31, 2000 was 11.5%.

              The increase in assets was the result of cash receipts of $11.0 million from the sale of preferred stock on June 30, 2001. The decrease in liabilities was the result of dividends not being declared until after quarter end, whereas at December 31, 2000 the dividend payable totaled approximately $1.4 million. Also, we did not hold deposits on June 30, 2001 whereas we had a $.9 million deposit on December 31, 2000. There was also a net decrease in short-term debt of $.8 million. The increase in stockholders' equity was the result of stockholders reinvesting dividends from earnings in the dividend reinvestment program for the six months ended June 30, 2001, and the private placement of preferred stock.

              CHANGES IN FINANCIAL CONDITION

              ASSETS

              Cash and Cash Equivalents. As of June 30, 2001, cash and cash equivalents were $8,567,601, an increase of $5,947,884 from December 31, 2000. The timing of loan funding and the timing of debt or equity issues generally determine the amount of cash held by the Company. It is our goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

              Accrued Interest Receivable. As of June 30, 2001, accrued interest receivable increased $103,710 over December 31, 2000. The account represents interest due from accruing loans that were outstanding at period end, plus collectible past due interest on such loans from prior months. On June 30, 2001, past due collectible interest amounted to $64,982 whereas on December 31, 2000 past due collectible interest was $10,330. Additionally, the balance of accruing loans outstanding on June 30, 2001 was approximately $6.7 million higher than during December 31, 2000, which resulted in a higher interest receivable.

              Real Estate Owned. On June 30, 2001, the Company owned property, which is in various stages of development. The carrying value was $2,734,129. The property includes four residential lots with foundations that are being completed, 15 finished residential lots that are for sale and 102 undeveloped lots that are tentatively mapped and will be fully developed and offered for sale.

              Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses have increased by $1,217,167 as of June 30, 2001, compared to December 31, 2000. This increase in mortgage loans was due primarily to new loans being underwritten and funded faster than loans were maturing.

              Deferred Charges. As of June 30, 2001, SMT had incurred $321,869 in costs relating to the issuance of up to $250,000,000 of collateralized notes to the public. The costs will be amortized proportionately as notes are sold.

              LIABILITIES
              Dividends Payable. At June 30, 2001, there were no unpaid declared dividends, as the Directors did not declare a dividend for the second quarter until the Board meeting in July. At year-end 2000, we had a dividend payable of $1,387,283. This represents a dividend declared in December 2000, as required by law, that was paid in January 2001.

              Lines of Credit. Lines of credit decreased $4,452,500 as of June 30, 2001 from December 31, 2000. This line item represents collateralized short-term borrowings from banks and will fluctuate over time due to loan funding needs, loan prepayments and other debt and equity issues. Use of lines of credit was minimal during the quarter because we sold collateralized notes to fund loans rather than use higher cost lines of credit.

              Collateralized Notes. On June 30, 2001, collateralized notes increased $3,618,716 over December 31, 2000 primarily because the notes could be offered at a lower interest rate than the interest rates on our lines of credit to fund loans. Our collateralized notes were approved for public sale January 19, 2001.

              RESULTS OF OPERATIONS

              The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

                                                THREE MONTHS ENDED                                SIX MONTHS ENDED
                                                  JUNE 30, 2001                                     JUNE 30, 2001
                                                   OVER/UNDER                                        OVER/UNDER
                                                  JUNE 30, 2000                                     JUNE 30, 2000
                                     -----------------------------------------        -------------------------------------------
                                      NET                                               NET
                                     CHANGE            RATE            VOLUME          CHANGE             RATE            VOLUME
                                     -------          -------          -------        ---------          -------          -------
INTEREST INCOME
      Mortgage Loans                 501,855          188,191          313,664        1,249,901          449,931          799,970
      Cash Accounts                  (18,328)         (28,468)          10,140         (107,095)         (64,884)         (42,211)
                                     -------          -------          -------        ---------          -------          -------
              Total                  483,527          159,723          323,804        1,142,806          385,047          757,759
                                     =======          =======          =======        =========          =======          =======

INTEREST EXPENSE
      Line of Credit                 (13,724)           7,620          (21,344)          26,824           26,571              253
      Collateralized Notes           111,647            5,494          106,153          178,818           13,123          165,695
                                     -------          -------          -------        ---------          -------          -------
              Total                   97,923           13,114           84,809          205,642           39,694          165,948
                                     =======          =======          =======        =========          =======          =======

                                     -------          -------          -------        ---------          -------          -------
      Change in net interest
      income                         385,604          146,609          238,995          937,164          345,353          591,811
                                     =======          =======          =======        =========          =======          =======



              Our operating results include all of the reported income of our mortgage finance operation. The comparison of the six months and three months ended June 30, 2001 and June 30, 2000, respectively, is as follows:

              Interest Income, Mortgage Assets.

              Interest income for the six and three months ended June 30, 2001 increased $1,249,901 and $501,855, respectively, over the comparable period in 2000. In each case, these increases were due primarily to additional funds invested in mortgage loans as a result of increased cash available from the private placement of new preferred stock on June 30, 2000 and dividend reinvestments during the period, and the use of short-term borrowings to fund a corresponding increase in loan demand.

              Interest Income, Cash Accounts.

              Interest earned on cash deposits during the six and three months ended June 30, 2001 decreased $107,095 and $18,328, respectively, from the comparable period in 2000 because cash was used to fund new loans that earned a higher rate of interest.

              Total Interest Expense.

              For the six and three months ended June 30, 2001, interest expense increased $205,642 and $97,923, respectively, over the comparable prior year period. In each case, these increases were primarily due to higher average borrowings outstanding as the Company utilized its ability to issue collateralized notes and used lines of credit to fund the increased loan demand.

              Provision for Loan Losses.

              The provision for loan losses for the six months and three months ended June 30, 2001 was $100,000 and $50,000, respectively, higher than for the comparable prior year periods because the board of directors approved an increase in July 2000 from $75,000 to $125,000 per quarter in order to more adequately reserve for a larger mortgage loan portfolio.

              General and Administrative Expenses.

              Expenses increased by $145,133 and $92,952 for the six months and three months ended June 30, 2001, respectively, as compared to the comparable prior year periods primarily due to advertising costs for sale of collateralized notes, non cash compensation expense resulting from exercise of common stock options and professional fees in conjunction with SEC reporting. General and Administrative expenses are a small portion of our net revenues since the Manager pays for most expenses directly.

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

                                                  ANNUALIZED              ANNUALIZED
                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                            ---------------------   ----------------------
                                            6/30/2000   6/30/2001   6/30/2000    6/30/2001
                                            ---------   ---------   ---------    ---------
INTEREST INCOME
               Mortgage Loans                 10.98%      12.53%      10.77%      12.74%
               Cash Accounts                   4.26%       1.08%       5.40%       1.10%

INTEREST EXPENSE
               Line of Credit                  4.88%       6.95%       4.88%      10.15%
               Collateralized Notes            7.16%       7.55%       7.16%       7.65%

                     Net Interest Spread       4.05%       4.22%       3.46%       4.42%


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

              Secondly, the payoff and prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $56 million we would anticipate annual cash flows from principal pay downs of approximately $14.0 million. As we continue to issue collateralized notes, our portfolio will increase as will the cash flow from principal pay downs. Again, normally these funds are used to originate new mortgage loans, but can be used in other ways.

              Lastly, we have three lines of credit with commercial banks to provide another level of liquidity. We can borrow up to $5 million on two of the lines to provide funding for new loans and $2.5 million on the third, for an aggregate of $12.5 million. The two $5 million lines extend through July 1, 2002 and October 1, 2001, respectively, and the $2.5 million line extends through July 1, 2002. All of the lines are collateralized by mortgage loans and borrowings under the lines bear interest at the applicable bank's prime or reference rate. We are required to comply with various operating and financial covenants in the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, (ii) minimum liquidity (cash and available borrowings),
              (iii) minimum quarterly net earnings, and (iv) maximum debt-to-equity ratio. We reserve at least $2.5 million of the lines unused for liquidity needs.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are a party to various financial instruments that are subject to market risk. These instruments include commercial mortgage loans, land loans, nonconforming single-family and small multifamily residential mortgage loans, lines of credit and collateralized notes. Our financial instruments involve elements of interest rate risk. Our loan portfolio is also subject to real estate market risk.

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

              Loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, principal and interest payments with a balloon payment at the end of the loan term, or interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 10% increase or decrease in general interest rates (from those prevailing at June 30, 2001) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona or California could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              At June 30, 2001, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

              On June 30, 2001, Specialty Mortgage Trust conducted the first closing of a private placement of 1,000,000 shares of Class A Convertible Preferred Stock at $11.00 per share for $11 million. There were 92 investors, 77 of whom were accredited pursuant to Regulation D. In the placement, 735,580 shares were issued to individuals (including self-directed retirement accounts and estate planning entities such as family trusts), 124,420 shares were issued to pension plans and 140,000 shares were issued to corporate or partnership business entities.

              The sale of stock was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. Appropriate legends were placed on each stock certificate. No underwriters were involved and no underwriting commissions were paid. No form of general solicitation or general advertising was used in any of the transactions. Each investor signed a subscription agreement which included representations that they had sufficient investment experience or received sufficient investment advice to be capable of evaluating the merits and risks of their investment in our stock, and that they were able to bear the economic risk of the investment.

              The preferred stock will convert to Specialty Mortgage Trust's common stock, par value $0.01 per share: (a) upon the closing of a firm commitment underwritten public offering of the common stock resulting in aggregate gross proceeds to Specialty Mortgage Trust of at least $20 million and at a price per share of at least $10.00 or such lesser amount of proceeds and/or lower price per share as may be approved by two-thirds of the preferred stock; or
              (b) after March 31, 2001 when and if the return on equity for the previous four quarters exceeds 12%. Management currently expects a conversion to occur pursuant to clause (b) following the end of the third quarter of this year (September 30, 2001).

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

              Not applicable

ITEM 5.       OTHER INFORMATION.

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)    Exhibits

                     Exhibit No.     Document

                     3.1*            Articles of Incorporation

                     3.2*            Articles Supplementary

                     3.2a            Articles of Amendment of Articles
                                     Supplementary

                     3.3*            Bylaws

                     3.3.1*          Amendment to Bylaws

                     10.1a First Amendment, dated as of May 22, 2001, to Amended and Restated Management Agreement.

                     11 Statement Regarding Computation of per share earnings for the three months ended June 30, 2001 and June 30, 2000

              ----------

              * Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

              (b)    Reports on Form 8-K

                     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPECIALTY MORTGAGE TRUST, INC.



Dated: August 13, 2001                  By: /s/ Nello Gonfiantini III
                                           -------------------------------------
                                           Nello Gonfiantini III
                                           Chairman, President, Secretary and
                                           Chief Financial Officer

                                           (Signed in the capacity of (i) duly
                                           authorized officer of the registrant
                                           and (ii) principal Financial Officer
                                           of the registrant)

                                 EXHIBIT INDEX

                     Exhibit No.     Document
                     -----------     --------
                     3.1*            Articles of Incorporation

                     3.2*            Articles Supplementary

                     3.2a            Articles of Amendment of Articles
                                     Supplementary

                     3.3*            Bylaws

                     3.3.1*          Amendment to Bylaws

                     10.1a First Amendment, dated as of May 22, 2001, to Amended and Restated Management Agreement.

                     11 Statement Regarding Computation of per share earnings for the three months ended June 30, 2001 and June 30, 2000

              ----------

              * Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.