Form 10-Q/A
period 2001-06-30
SPECIALTY MORTGAGE TRUST INC
filed 2001-11-14
CIK 1062565

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

                                 AMENDMENT NO.1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

Common Stock ($.01 par value)                  5,026,846 as of November 13, 2001

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

                         PART I. FINANCIAL INFORMATION

SPECIALTY MORTGAGE TRUST, INC.
BALANCE SHEETS

                                     ASSETS

                                                                                      JUNE 30, 2001        DECEMBER 31,
ASSETS                                                                                 (UNAUDITED)            2000
                                                                                       ------------        ------------
       Cash and cash equivalents                                                       $  8,567,601        $  2,619,717
       Accrued interest receivable                                                          622,050             518,340
       Investments                                                                               --             248,517
       Real estate owned                                                                  2,734,129                  --
       Mortgage loans held for investment, net of
        allowance for loan losses of $775,000, and $750,000
        at June 30, 2001 and December 31, 2000, respectively                             56,330,203          55,113,036
       Deferred charges                                                                     315,788             167,633
       Prepaid expenses                                                                       5,419                  --
                                                                                       ------------        ------------
            Total assets                                                               $ 68,575,190        $ 58,667,243
                                                                                       ============        ============
                                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

       Dividends payable                                                               $         --        $  1,387,283
       Accounts payable                                                                      18,012              25,545
       Deposits                                                                                  --             923,406
       Accrued interest payable                                                              22,428              26,077
       Lines of credit                                                                           --           4,452,500
       Collateralized notes                                                               9,084,353           5,663,505
       Collateralized notes - related party                                               1,087,823             889,955
       Deferred revenue                                                                       6,502               8,186
                                                                                       ------------        ------------
            Total liabilities                                                            10,219,118          13,376,457
                                                                                       ------------        ------------
STOCKHOLDERS' EQUITY

       Class A Convertible Preferred Stock; $0.01 par value; 10,000,000 and
         5,000,000 shares authorized as of June 30, 2001 and December 31, 2000, respectively; 5,711,952 and 4,624,276 shares issued and outstanding as
         of June 30, 2001 and December 31, 2000, respectively                                57,119              46,243
       Common stock; $0.01 par value; 40,000,000 and 45,000,000 shares authorized as of June 30, 2001 and December 31, 2000, respectively;
         340,400 and 334,400 shares issued and outstanding as of June 30,
         2001 and December 31, 2000, respectively                                             3,404               3,344
       Additional paid-in capital                                                        57,026,259          45,242,156
       Retained earnings                                                                  1,269,290
       Accumulated other comprehensive gain (loss)                                               --                (957)
                                                                                       ------------        ------------
            Total stockholders' equity                                                   58,356,072          45,290,786
                                                                                       ------------        ------------
            Total liabilities and stockholders' equity                                 $ 68,575,190        $ 58,667,243
                                                                                       ============        ============

The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENT OF EARNINGS

                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                           ---------------------------------        ------------------------------
                                                           JUNE 30, 2001       JUNE 30, 2000        JUNE 30,2001      JUNE 30,2000
                                                            (UNAUDITED)         (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
                                                           -------------       -------------        ------------      ------------
REVENUE

       Interest and dividend income
             Mortgage loans                                 $ 1,729,039         $ 1,227,184         $ 3,455,957        $ 2,206,056
             Cash accounts                                       11,119              29,447              11,583            118,678
             Discount on loans                                    3,542               8,392               7,485             15,764
             Investment gain                                     10,392                  --              10,392                 --
             Dividends                                               --               7,097               7,097              7,097
                                                            -----------         -----------         -----------        -----------
                  Total interest and dividend income          1,754,092           1,272,120           3,492,514          2,347,595
                                                            -----------         -----------         -----------        -----------
       Interest expense

             Lines of credit                                     10,612              24,336              51,160             24,336
             Collateralized notes                               207,929              96,282             362,518            183,700
                                                            -----------         -----------         -----------        -----------
                  Total interest expense                        218,541             120,618             413,678            208,036
                                                            -----------         -----------         -----------        -----------
                  Net interest and dividend income            1,535,551           1,151,502           3,078,836          2,139,559
       Provision for loan losses                                125,000              75,000             250,000            150,000
                                                            -----------         -----------         -----------        -----------
                  Net revenues                                1,410,551           1,076,502           2,828,836          1,989,559
                                                            -----------         -----------         -----------        -----------
EXPENSES

       General and administrative                               131,465              38,513             209,680             64,547
       Management and directors' fees                             9,796               3,250              44,466              6,500
                                                            -----------         -----------         -----------        -----------
                  Total expenses                                141,261              41,763             254,146             71,047
                                                            -----------         -----------         -----------        -----------
                  Earnings before income taxes                1,269,290           1,034,739           2,574,690          1,918,512
       Income taxes                                                  --                  --                  --                 --
                                                            -----------         -----------         -----------        -----------
                  NET EARNINGS                              $ 1,269,290         $ 1,034,739         $ 2,574,690        $ 1,918,512
       Preferred stock dividend                               1,401,521           1,149,047           1,401,521          1,149,047
                                                            -----------         -----------         -----------        -----------
                  NET EARNINGS
                  ATTRIBUTABLE TO
                  COMMON STOCK                              $  (132,231)        $  (114,308)        $ 1,173,169        $   769,465

Basic earnings per share                                          (0.39)              (0.36)               3.47               2.40
                                                            ===========         ===========         ===========        ===========
Diluted earnings per share                                          .25                 .24                 .51                .45
                                                            ===========         ===========         ===========        ===========


The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              ADDITIONAL
                                     PREFERRED STOCK       COMMON STOCK         PAID-IN      RETAINED  COMPREHENSIVE
                                    SHARES     AMOUNT    SHARES     AMOUNT      CAPITAL      EARNINGS      INCOME        TOTAL
                                --------------------------------------------------------------------------------------------------
Balance, December 31, 1999         3,799,700   $37,997   320,200    $3,202    $37,527,205           --         --     $37,568,404
Comprehensive income:
   Net earnings                                                                             $4,543,772      $  --       4,543,772
   Net unrealized loss
    on investment
    available-for-sale                                                                              --       (957)           (957)
                                                                                         -----------------------------------------
Total comprehensive income                                                                   4,543,772       (957)      4,542,815
                                                                                         -----------------------------------------
Stock options exercised                   --        --    14,200       142         22,291           --         --          22,433
Preferred stock issued               569,890     5,699        --        --      5,679,812           --         --       5,685,511
Collateralized notes received
for preferred stock                  119,430     1,194        --        --      1,193,106           --         --       1,194,300
Dividends reinvested for
  preferred stock                    135,256     1,353        --        --      1,346,933           --         --       1,348,286
Dividends Declared                        --        --        --        --       (527,191)  (4,543,772)        --      (5,070,963)
                                --------------------------------------------------------------------------------------------------
Balance, December 31, 2000         4,624,276   $46,243   334,400    $3,344    $45,242,156    $      --     $(957)     $45,290,786
                                ==================================================================================================
Comprehensive income:
   Net earnings                                                                              2,574,690         --       2,574,690
   Net unrealized loss
    on investment
    available-for-sale                                                                              --     11,349          11,349
   Reclassification adjustment                                                                      --    (10,392)        (10,392)
                                                                                         -----------------------------------------
Total comprehensive income                                                                   2,574,690        957       2,575,647
Stock options exercised                   --        --     6,000        60         12,475           --         --          12,535
Non-employee stock option
  expense                                 --        --        --        --         36,178           --         --          36,178
Dividends reinvested for
  preferred stock                     87,676       876        --        --        874,636           --         --         875,512
Preferred stock issued net of
  offering costs                   1,000,000    10,000        --        --     10,956,935           --         --      10,966,935
Dividends declared                        --        --        --        --        (96,121)  (1,305,400)        --      (1,401,521)
                                --------------------------------------------------------------------------------------------------
Balance, June 30, 2001
  (unaudited)                      5,711,952   $57,119   340,400    $3,404    $57,026,259   $1,269,290     $    --    $58,356,072
                                ==================================================================================================


The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENT OF CASH FLOWS

                                                                                  SIX MONTHS ENDED
                                                                           ------------------------------
                                                                           JUNE 30, 2001    JUNE 30, 2000
                                                                           (UNAUDITED)       (UNAUDITED)
                                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings                                                              $  2,574,690     $  1,918,512
                                                                           ------------     ------------
 Adjustment to reconcile net earnings to net cash provided by operating activities:

      Amortization                                                               34,934           22,414
      Provision for loan losses                                                 250,000          150,000
      Non-cash collateralized notes interest reinvested                         300,348          133,210
      Non-cash stock compensation                                                36,178               --
      Gain on sale of investments                                               (10,392)              --
      Changes in assets and liabilities:
          Accrued interest receivable                                          (103,710)         (54,679)
          Prepaid expenses                                                       (5,419)           1,642
          Accounts payable                                                       (7,533)          (5,598)
          Deposits                                                             (923,406)        (225,000)
          Accrued interest payable                                               (3,649)          24,336
          Deferred revenue                                                       (1,684)          (1,396)
                                                                           ------------     ------------
              Total adjustments                                                (434,333)          44,929
                                                                           ------------     ------------
              Net cash provided by operating activities                       2,140,357        1,963,441
                                                                           ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of investments                                                             --         (249,474)
 Investment in real estate owned                                                (68,565)              --
 Proceeds received from sale of investments                                     259,866               --
 Purchase of mortgage loans held for investment                             (12,588,564)     (23,825,891)
 Principal repayments of mortgage loans held
 for investment                                                               8,455,833        9,042,051
                                                                           ------------     ------------
              Net cash provided by/(used in) investing activities            (3,941,430)     (15,033,314)
                                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from Preferred Stock Offering, net                                  7,993,807               --
 Prepayment of Preferred Stock Offering                                              --        4,065,500
 Proceeds from common stock options exercised                                    12,535               --
 Cash dividends paid                                                         (1,913,292)      (1,599,478)
 Net (payments)/proceeds on line of credit                                   (4,452,500)       5,985,627
 Proceeds on collateralized notes                                             8,515,458        1,977,985
 Principal payments on collateralized notes                                  (2,223,962)      (1,235,631)
 Loan issue costs                                                              (183,089)         (18,750)
                                                                           ------------     ------------
              Net cash provided by/(used in) financing activities             7,748,957        9,175,253
                                                                           ------------     ------------
              NET INCREASE IN CASH AND CASH EQUIVALENTS                       5,947,884       (3,894,620)
                                                                           ------------     ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                2,619,717        7,998,709
                                                                           ============     ============
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      8,567,601        4,104,089
                                                                           ============     ============

SPECIALTY MORTGAGE TRUST, INC.
STATEMENT OF CASH FLOWS - CONTINUED

                                                                                     SIX MONTHS ENDED
                                                                               -----------------------------
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
                                                                               ==========         ==========

The accompanying notes are an integral part of these statements

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

NOTE 2.  COLLATERALIZED NOTES

Prior to August 22, 2000, SMT issued in private placements its Class A collateralized notes (the "Class A notes"). The Class A notes were collateralized by SMT's mortgage loans in an aggregate principal amount of at least two times the aggregate principal amount outstanding on the Class A notes. On January 18, 2001, SMT's registration statement covering the public sale of up to $250,000,000 of collateralized investment notes (the "collateralized investment notes") was declared effective by the Securities and Exchange Commission. The collateralized investment notes are secured by at least one and one-half times the aggregate principal amount outstanding on the collateralized investment notes. The Class A notes and the collateralized investment notes are referred to collectively as the "collateralized notes." The collateralized notes have maturities ranging from one month to twelve months from the date of issue and bear a fixed rate of interest (6.25% to 8.75% at June 30, 2001 and 6.25% to 8.50% at June 30, 2000). At June 30, 2001 and June 30, 2000, the collateralized notes were secured by $23,845,991 and $12,957,393 of mortgage loans pledged as collateral, respectively.

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

        SIGNIFICANT ASPECTS OF SECOND QUARTER 2001 AND YEAR END 2000

        In connection with the preparation of the September 30, 2001 10Q, the company found that the basic earnings per share as of June 30, 2001 did not consider the preferred stock dividend paid in the second quarter. As a result, the basic earnings per share should have been recorded as (0.39) and (0.36) for the three months ended June 30, 2001 and June 30, 2000, respectively and 3.47 and 2.40 for the six months ended June 30, 2001 and June 30, 2000, respectively. The company is filing this amended 10Q for the period ended June 30, 2001, concurrently with its filing of the September 30, 2001 10Q.

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

                                             THREE MONTHS ENDED                               SIX MONTHS ENDED
                                               JUNE 30, 2001                                   JUNE 30, 2001
                                                 OVER/UNDER                                      OVER/UNDER
                                               JUNE 30, 2000                                    JUNE 30, 2000
                               --------------------------------------------       --------------------------------------------
                                   NET                                               NET
                                 CHANGE            RATE            VOLUME           CHANGE            RATE            VOLUME
                               ----------       ----------       ----------       ----------       ----------       ----------
INTEREST INCOME

     Mortgage Loans               501,855          188,191          313,664        1,249,901          449,931          799,970
     Cash Accounts                (18,328)         (28,468)          10,140         (107,095)         (64,884)         (42,211)
                               ----------       ----------       ----------       ----------       ----------       ----------
           Total                  483,527          159,723          323,804        1,142,806          385,047          757,759
                               ==========       ==========       ==========       ==========       ==========       ==========

INTEREST EXPENSE

     Line of Credit               (13,724)           7,620          (21,344)          26,824           26,571              253
     Collateralized Notes         111,647            5,494          106,153          178,818           13,123          165,695
                               ----------       ----------       ----------       ----------       ----------       ----------
           Total                   97,923           13,114           84,809          205,642           39,694          165,948
                               ==========       ==========       ==========       ==========       ==========       ==========

     Change in net
     interest income              385,604          146,609          238,995          937,164          345,353          591,811
                               ==========       ==========       ==========       ==========       ==========       ==========


        Our operating results include all of the reported income of our mortgage finance operation. The comparison of the six and three months ended June 30, 2001 and June 30, 2000, respectively, is as follows:

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

                                                    ANNUALIZED                     ANNUALIZED
                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                             ------------------------       ------------------------
                                             6/30/2000      6/30/2001       6/30/2000      6/30/2001
                                             ---------      ---------       ---------      ---------
INTEREST INCOME

            Mortgage Loans                     10.98%         12.53%         10.77%         12.74%
             Cash Accounts                      4.26%          1.08%          5.40%          1.10%

INTEREST EXPENSE

            Line of Credit                      4.88%          6.95%          4.88%         10.15%
              Collateralized Notes              7.16%          7.55%          7.16%          7.65%

                Net Interest Spread             4.05%          4.22%          3.46%          4.42%


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

                Exhibit No.    Document

                3.1*           Articles of Incorporation

                3.2*           Articles Supplementary

                3.2a           Articles of Amendment of Articles Supplementary

                3.3*           Bylaws

                3.3.1*         Amendment to Bylaws

                10.1a First Amendment, dated as of May 22, 2001, to Amended and Restated Management Agreement

                11 Statement Regarding Computation of per share earnings for the three months ended June 30, 2001 and June 30, 2000

        -------------------

        * Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

        (b)     Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SPECIALTY MORTGAGE TRUST, INC.



Dated: August 13, 2001                      By:
                                               ---------------------------------
                                               Nello Gonfiantini III
                                               Chairman, President, Secretary
                                               and Chief Financial Officer

                                               (Signed in the capacity of (i)
                                               duly authorized officer of the
                                               registrant and (ii) principal
                                               Financial Officer of the
                                               registrant)