Form 10-Q
period 2001-09-30
SPECIALTY MORTGAGE TRUST INC
filed 2001-11-14
CIK 1062565

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM _____________ TO ____________


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

                                      INDEX


                          PART I. FINANCIAL INFORMATION



                                                                              Page
                                                                              ----
Item 1.        Financial Statements - Specialty Mortgage Trust, Inc.            3

               Balance Sheets                                                   3

               Statements of Earnings                                           4

               Statements of Stockholders' Equity                               5

               Statements of Cash Flows                                         6

               Notes to the Financial Statements                                7


Item 2.        Management's Discussion and Analysis of Financial Condition
               And Results of Operations                                       10


Item 3         Quantitative and Qualitative Disclosures about Market Risk      14



                           PART II. OTHER INFORMATION


Item 1         Legal Proceedings                                               16

Item 2         Changes in Securities and Use of Proceeds                       16

Item 3         Defaults upon Senior Securities                                 16

Item 4         Submission of Matters to Vote of Securityholders                16

Item 5         Other Information                                               16

Item 6         Exhibits on Form 8-K                                            17

                          PART I. FINANCIAL INFORMATION



SPECIALTY MORTGAGE TRUST, INC.
BALANCE SHEETS


                                     ASSETS
                                                                       SEPTEMBER 30, 2001   DECEMBER 31
ASSETS                                                                     (UNAUDITED)          2000
                                                                       ------------------   ------------
     Cash and cash equivalents                                             $ 6,145,618      $  2,619,717
     Accrued interest receivable                                               707,728           518,340
     Investments                                                                    --           248,517
     Real estate owned                                                       3,068,175                --
     Mortgage loans held for investment, net of
      allowance for loan losses of $900,000, and $750,000
      at September 30, 2001 and December 31, 2000, respectively             65,850,937        55,113,036
     Deferred charges                                                          316,614           167,633
     Prepaid expenses                                                            3,097                --
                                                                           -----------      ------------
          Total assets                                                     $76,092,169      $ 58,667,243
                                                                           ===========      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Dividends payable                                                     $        --      $  1,387,283
     Accounts payable                                                           63,328            25,545
     Deposits                                                                       --           923,406
     Accrued interest payable                                                   17,836            26,077
     Lines of credit                                                                --         4,452,500
     Collateralized notes                                                    8,611,150         5,663,505
     Collateralized notes - related party                                      970,398           889,955
     Deferred revenue                                                           87,554             8,186
                                                                           -----------      ------------
          Total liabilities                                                  9,750,266        13,376,457
                                                                           -----------      ------------
STOCKHOLDERS' EQUITY
     Class A Convertible Preferred Stock; $0.01 par value
       10,000,000 and 5,000,000 shares authorized as of
       September 30, 2001 and December 31, 2000, respectively
       6,417,633 and 4,624,276 shares issued and outstanding as of
       September 30, 2001 and December 31, 2000, respectively                   64,176            46,243

     Common stock; $0.01 par value; 40,000,000 and 45,000,000 shares authorized as of September 30, 2001 and December 31, 2000, respectively 352,118 and 334,400 shares issued and outstanding
       as of September 30, 2001 and December 31, 2000, respectively              3,521             3,344
     Additional paid-in capital                                             64,647,334        45,242,156
     Retained earnings                                                       1,626,872                --
     Accumulated other comprehensive gain (loss)                                    --              (957)
                                                                           -----------      ------------
          Total stockholders' equity                                        66,341,903        45,290,786
                                                                           -----------      ------------
          Total liabilities and stockholders' equity                       $76,092,169      $ 58,667,243
                                                                           ===========      ============


The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF EARNINGS


                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   --------------------------- ---------------------------
                                                   SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                        2001          2000          2001          2000
                                                   ------------- ------------- ------------- -------------
                                                    (unaudited)   (unaudited)   (unaudited)   (unaudited)
REVENUE
     Interest and dividend income
         Mortgage loans                             $2,055,257    $1,522,743    $5,529,090    $3,744,562
         Cash accounts                                  22,559         4,161        34,143       122,839
         Dividends                                          --         7,097         7,097        21,291
                                                    ----------    ----------    ----------    ----------
                Total interest and dividend
                income                               2,077,816     1,534,001     5,570,330     3,888,692
                                                    ----------    ----------    ----------    ----------
     Interest expense
         Lines of credit                                   718        25,385        51,878        49,721
         Collateralized notes                          187,956       131,776       550,475       315,476
                                                    ----------    ----------    ----------    ----------
                Total interest expense                 188,674       157,161       602,353       365,197
                                                    ----------    ----------    ----------    ----------
                Net interest and dividend income     1,889,142     1,376,840     4,967,977     3,523,495
     Provision for loan losses                         125,000       125,000       375,000       275,000
                                                    ----------    ----------    ----------    ----------
                Net revenues                         1,764,142     1,251,840     4,592,977     3,248,495
                                                    ----------    ----------    ----------    ----------
EXPENSES
     General and administrative                         78,830        18,229       288,509        83,052
     Management and directors' fees                     58,440         4,275       102,766        10,500
                                                    ----------    ----------    ----------    ----------
                Total expenses                         137,270        22,504       391,275        93,552
                                                    ----------    ----------    ----------    ----------
                Earnings before income taxes         1,626,872     1,229,336     4,201,702     3,154,943
     Income taxes                                           --            --            --            --
                                                    ----------    ----------    ----------    ----------
                NET EARNINGS                         1,626,872     1,229,336     4,201,702     3,154,943
     Preferred stock dividend                        1,413,586     1,158,922     2,815,107     2,307,968
                                                    ----------    ----------    ----------    ----------
                NET EARNINGS ATTRIBUTABLE TO
                COMMON STOCK                        $  213,286    $   70,414    $1,386,595    $  846,975

Basic earnings per share                                  0.63          0.21          4.09          2.62
                                                    ==========    ==========    ==========    ==========
Diluted earnings per share                                0.27          0.25          0.77          0.70
                                                    ==========    ==========    ==========    ==========


The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY


                                    CONVERTIBLE                         ADDITIONAL
                                  PREFERRED STOCK     COMMON STOCK        PAID-IN        RETAINED   COMPREHENSIVE
                                 SHARES     AMOUNT   SHARES    AMOUNT     CAPITAL         EARNINGS      INCOME        TOTAL
                               ---------   -------   -------   ------   ------------    ----------- -------------  ------------
Balance, December 31, 1999     3,799,700   $37,997   320,200   $3,202   $ 37,527,205                               $ 37,568,404
Comprehensive income:
     Net earnings                     --        --        --       --             --    $ 4,543,772    $     --       4,543,772
     Net unrealized loss
       on investment
       available-for-sale             --        --        --       --             --             --        (957)           (957)
                                                                                        -----------    --------    ------------
  Total comprehensive income          --        --        --       --             --      4,543,772        (957)      4,542,815
                                                                                        -----------    --------    ------------
Stock options exercised               --        --    14,200      142         22,291             --          --          22,433
Preferred stock issued           569,890     5,699        --       --      5,679,812             --          --       5,685,511
Collaterized notes received
  for preferred stock            119,430     1,194        --       --      1,193,106             --          --       1,194,300
Dividends reinvested
  for preferred stock            135,256     1,353        --       --      1,346,933             --          --       1,348,286
Dividends declared                    --        --        --       --       (527,191)    (4,543,772)         --      (5,070,963)
                               ---------   -------   -------   ------   ------------    -----------    --------    ------------
Balance December 31, 2000      4,624,276   $46,243   334,400   $3,344   $ 45,242,156    $        --    $   (957)   $ 45,290,786
                               =========   =======   =======   ======   ============    ===========    ========    ============
Comprehensive income:
     Net earnings                     --        --        --       --             --    $ 4,201,702          --    $  4,201,702
     Net unrealized loss
       on investment
       available-for-sale             --        --        --       --             --             --      11,349          11,349
     Reclassification
       adjustment                     --        --        --       --             --             --     (10,392)        (10,392)
                                                                                        -----------    --------    ------------
  Total comprehensive income          --        --        --       --             --      4,201,702         957       4,202,659
                                                                                        -----------    --------    ------------
Stock options exercised               --        --    17,718      177         21,250             --          --          21,427
Non-employee stock
  options expense                     --        --        --       --         52,173             --          --          52,173
Dividends reinvested
  for preferred stock            126,136     1,261        --       --      1,297,511             --          --       1,298,772
Preferred stock issued,
  net of offering costs        1,667,221    16,672        --       --     18,274,521             --          --      18,291,193
Dividends declared                    --        --        --       --       (240,277)    (2,574,830)         --      (2,815,107)
                               ---------   -------   -------   ------   ------------    -----------    --------    ------------
Balance September 30, 2001
  (unaudited)                  6,417,633   $64,176   352,118   $3,521   $ 64,647,334    $ 1,626,872    $     --    $ 66,341,903
                               =========   =======   =======   ======   ============    ===========    ========    ============

The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF CASH FLOWS


                                                                           NINE MONTHS ENDED
                                                                  --------------------------------
                                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                                       2001               2000
                                                                  -------------      -------------
                                                                  (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                     $  4,201,702       $  3,154,943
                                                                  ------------       ------------
 Adjustment to reconcile net earnings to net cash provided
 by operating activities:
    Amortization                                                        53,936             35,755
    Provision for loan losses                                          375,000            275,000
    Non-cash collateralized notes interest reinvested                  470,399            225,415
    Non-cash stock compensation                                         52,173                 --
    Gain on sale of investments                                        (10,392)                --
    Changes in assets and liabilities:
       Accrued interest receivable                                    (189,388)          (149,497)
       Prepaid expenses                                                 (3,097)            (2,322)
       Other assets                                                         --           (150,000)
       Accounts payable                                                 37,783             (7,126)
       Deposits                                                       (923,406)          (225,000)
       Accrued interest payable                                         (8,241)            23,077
       Deferred revenue                                                 79,368            (10,487)
                                                                  ------------       ------------
          Total adjustments                                            (65,865)            14,815
                                                                  ------------       ------------
          Net cash provided by operating activities                  4,135,837          3,169,758
                                                                  ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments                                                    --           (249,474)
 Investment in real estate owned                                      (244,613)                --
 Proceeds from sale of investments                                     259,866                 --
 Purchase of mortgage loans held for investment                    (28,585,738)       (33,247,111)
 Principal repayments of mortgage loans held for investment         14,649,275         12,829,121
                                                                  ------------       ------------
          Net cash used in investing activities                    (13,921,210)       (20,667,464)
                                                                  ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from preferred stock offering, net                        15,318,065          5,685,511
 Proceeds from common stock options exercised                           21,427                330
 Cash dividends paid                                                (2,903,618)        (2,425,368)
 Net (payments)/proceeds on line of credit                          (4,452,500)         3,040,000
 Proceeds on collateralized notes                                   10,346,682          4,627,694
 Principal payments on collateralized notes                         (4,815,865)        (1,232,388)
 Loan issue costs                                                     (202,917)          (126,667)
                                                                  ------------       ------------
        Net cash provided by financing activities                   13,311,274          9,569,112
                                                                  ------------       ------------
        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         3,525,901         (7,928,594)
                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       2,619,717          7,998,709
                                                                  ============       ============
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  6,145,618       $     70,115
                                                                  ============       ============

SPECIALTY MORTGAGE TRUST, INC.
STATEMENT OF CASH FLOWS - CONTINUED


                                                                               NINE MONTHS ENDED
                                                                        ------------------------------
                                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                                             2001             2000
                                                                        -------------    -------------
                                                                         (UNAUDITED)      (UNAUDITED)
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest                                                   $  140,195      $  116,705
                                                                          ==========      ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
 Collateralized notes exchanged for issuance of preferred stock           $2,973,128      $1,194,300
                                                                          ==========      ==========
 Collateralized notes refinanced at maturity                              $8,009,318      $9,083,292
                                                                          ==========      ==========
 Collateralized notes interest reinvested                                 $  470,399      $  225,415
                                                                          ==========      ==========
 Dividends reinvested for preferred stock                                 $1,298,772      $  962,475
                                                                          ==========      ==========
 Mortgage loans held for investment transferred to real estate owned      $2,823,562      $       --
                                                                          ==========      ==========


The accompanying notes are an integral part of these statements.



SPECIALTY MORTGAGE TRUST, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

NOTE 1.  THE COMPANY

Specialty Mortgage Trust, Inc. ("SMT") is a Maryland corporation, which acquires and holds mortgage loans secured by property located in Nevada, Arizona, California, Utah and Colorado. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. SMT has elected to be a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial, formerly Gonzo Financial (the Manager), a private mortgage finance business operating in Nevada and wholly owned by Nello Gonfiantini III, SMT's President and Chairman of the Board of Directors. SMT was incorporated on October 21, 1997 and began operations on January 31, 1998 following the closing of SMT's initial private placement.

SMT operates as one business segment. SMT has evaluated the applicability of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires reporting business segments and information, including how the segments are determined, products and services provided, and changes in the measurement of segment accounting from period to period.

The accompanying financial statements for the three-month and nine-month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2000 and 1999 included in SMTs Form 10-K for the year ended December 31, 2000. The results for the three months and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other period.

NOTE 2.  SUBSEQUENT EVENTS

As of October 1, 2001, management met its target of 12% return on equity, on a taxable income basis for the previous four consecutive quarters. In accordance with the terms of preferred shares, all of the shares of Specialty Mortgage Trust's Class A Convertible Preferred Stock converted to Common Stock on October 1, 2001. After the conversion, the total number of shares of common stock outstanding is as follows:

      Class A Preferred Stock all converted to Common Stock      6,417,633
      Common Stock                                                 352,118
                                                                 ---------
      Total Common Stock Outstanding                             6,769,751

Par Value of the Common Stock is $0.01. There are 50,000,000 shares authorized as of October 1, 2001.


NOTE 3.  COLLATERALIZED NOTES

Prior to August 22, 2000, SMT issued in private placements its Class A collateralized notes (the "Class A notes"). The Class A notes were collateralized by SMT's mortgage loans in an aggregate principal amount of at least two times the aggregate principal amount outstanding on the Class A notes. The last of the Class A notes matured as of August 20, 2001. On January 18, 2001, SMT's registration statement covering the public sale of up to $250,000,000 of collateralized investment notes (the "collateralized investment notes") was declared effective by the Securities and Exchange Commission. The collateralized investment notes are secured by at least one and one-half times the aggregate principal amount outstanding on the collateralized investment notes. The Class A notes and the collateralized investment notes are referred to collectively as the "collateralized notes." The collateralized notes have maturities ranging from one month to twelve months from the date of issue and bear a fixed rate of interest (4.50% to 7.75% at September 30, 2001 and 6.00% to 8.75% at December 31, 2000). At September 30, 2001 and December 31, 2001, the collateralized notes were secured by $24,853,389 and $29,670,205, respectively, of mortgage loans pledged as collateral, respectively.

NOTE 4. DELINQUENT LOANS

On September 30, 2001, two loans totaling $2,529,850 were delinquent for interest. A commercial land loan for $1,579,850 was delinquent for interest and is secured by a second trust deed, behind an $8 million loan from a commercial bank. A second commercial building loan for $950,000 was also delinquent for interest and secured by a first deed of trust.

NOTE 5. REAL ESTATE OWNED

Real estate owned includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell. Expenses related to ownership of the property are capitalized.

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of, the Company periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of real estate owned for the three months ended September 30, 2001.

In September 2001, Specialty Mortgage Trust foreclosed on a loan for $408,000, which consisted of 2 office buildings. As a result, on September 30, 2001, SMT real estate owned totaled $3,068,175. The properties owned consist of 15 unfinished residential lots, 102 undeveloped lots, and 2 office buildings, which were transferred from mortgage loans to real estate owned upon foreclosure.

NOTE 6.  RELATED PARTY

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

The Manager receives the mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance with any additional fees or points paid to SMT effectively discounting the purchase price of the loan from the Manager. The Manager will also receive a fee for loan servicing equal to one-half of one percent per annum of the total mortgage loans serviced and any late payment charges. These fees are earned directly by the Manager and deducted from the interest or late payments to cover costs to manage the portfolio, effectively reducing the yield to SMT. In addition, the Manager will receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the taxable net income before the dividend deduction of SMT in excess of an annualized return to SMT equal to 12%. For the quarters ended September 30, 2001 and 2000, the Manager earned the following:

                                           2001          2000
                                         --------      --------
     Loan origination fees               $667,750      $134,025
     Loan servicing fees                   59,512        41,020
     Late payment charges                  16,668        11,134
     Incentive compensation bonus          49,846             -

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

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

               Our business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the States of Nevada, Arizona, California, Utah, and Colorado whose needs are generally not being served by traditional financial institutions. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to $5 million, although the board of directors may approve exceptions. Most loans will have terms of two to three years. Our mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by borrower's leasehold interest in real property. Our loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

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

               SIGNIFICANT ASPECTS OF THIRD QUARTER 2001 AND YEAR END 2000

               At September 30, 2001, we owned $66.8 million of mortgage loans and $3.1 million of real estate owned. Our total assets were $76.1 million. The assets were financed with $9.8 million of recourse short-term debt, and $66.3 million of preferred and common equity.

               As reported on our September 30, 2001 balance sheet, our equity-to-assets ratio was 87.1% and our debt-to-equity ratio was 14.7%. For the quarter ended September 30, 2001, our return on equity was 9.27%.

               At December 31, 2000, we owned $55.9 million of mortgage loans and $0.2 million of mortgage securities. Our total assets were $58.7 million. The assets were financed with $6.6 million in recourse short-term debt, $4.5 million in short-term collateralized lines of credit and $45.3 million of preferred and common equity. Our equity-to-asset ratio was 77.2%; our debt-to-equity ratio was 29.6%, and our average quarterly return on equity for the year ended December 31, 2000 was 10.4%.

               The increase in assets was the result of cash receipts of $18.2 million from the sale of preferred stock on June 30, and September 30, 2001. The decrease in liabilities was the result of dividends not being declared until after quarter end, whereas at December 31, 2000 the dividend payable totaled approximately $1.4 million. In addition, we did not draw on our line of credit at quarter end, whereas at December 31, 2000 the line of credit totaled approximately $4.5 million. Finally, we did not hold deposits on September 30, 2001 whereas we had a $.9 million deposit on December 31, 2000. The increase in stockholders' equity was the result of stockholders reinvesting dividends from earnings in the dividend reinvestment program for the nine months ended September 30, 2001, and the private placement of preferred stock.

               In connection with the preparation of the September 30, 2001 10Q, the company found that the basic earnings per share as of June 30, 2001 did not consider the preferred stock dividend paid in the second quarter. As a result, the basic earnings per share should have been recorded as (0.39) and (0.36) for the three months ended June 30, 2001 and June 30, 2000, respectively and
               3.47 and 2.40 for the six months ended June 30, 2001 and June 30, 2000, respectively. Concurrently, the company has filed an amended 10Q for the period ended June 30, 2001.

               CHANGES IN FINANCIAL CONDITION

               ASSETS
               Cash and Cash Equivalents. Cash and cash equivalents increased by $3.5 million as of September 30, 2001, compared to December 31, 2000. The timing of loan funding and the timing of debt or equity issues generally determine the amount of cash held by the Company. It is our goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

               Real Estate Owned. Real estate owned increased by $3.1 million as of September 30, 2001, compared to December 31, 2000. Real estate owned represents property, which was acquired through foreclosure. As of September 30, 2001, Specialty Mortgage Trust had foreclosed on two loans. These properties are in various stages of development. As of September 30, 2001, the property includes 15 unfinished residential lots that are for sale, 102 undeveloped lots that are tentatively mapped and will be fully developed and offered for sale, and 2 office buildings that are for sale. During the third quarter of 2001, the Company sold 4 residential lots.

               Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses increased by $10.9 million as of September 30, 2001, compared to December 31, 2000. This increase in mortgage loans was due primarily to new loans being underwritten and funded faster than loans were maturing.

               LIABILITIES

               Lines of Credit. Lines of credit decreased by $4.5 million as of September 30, 2001 from December 31, 2000. This line item represents collateralized short-term borrowings from banks and will fluctuate over time due to loan funding needs, loan prepayments and other debt and equity issues. Use of lines of credit was minimal during the quarter because we sold collateralized notes to fund loans rather than use higher cost lines of credit.

               Collateralized Notes. On September 30, 2001, collateralized notes increased $3.1 million over December 31, 2000 primarily because the notes could be offered at a lower interest rate than the interest rates on our lines of credit to fund loans. Our collateralized notes were approved for public sale January 19, 2001.

               RESULTS OF OPERATIONS

               The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                               SEPTEMBER 30, 2001                       SEPTEMBER 30, 2001
                                                   OVER/UNDER                               OVER/UNDER
                                               SEPTEMBER 30, 2000                       SEPTEMBER 30, 2000
                                      ----------------------------------    -----------------------------------------
                                         NET                                    NET
                                       CHANGE        RATE        VOLUME        CHANGE          RATE         VOLUME
                                      --------    ---------     --------    -----------     ---------     -----------
               INTEREST INCOME
                   Mortgage Loans     $532,514    $ 219,799     $312,715    $ 1,784,528     $ 663,777     $ 1,120,751
                   Cash Accounts        18,398       (2,924)      21,322        (88,696)      (73,286)        (15,410)
                                      --------    ---------     --------    -----------     ---------     -----------
                          Total        550,912      216,875      334,037      1,695,832       590,491       1,105,341
                                      ========    =========     ========    ===========     =========     ===========

               INTEREST EXPENSE
                   Line of Credit      (24,667)          --      (24,667)         2,157        23,183         (21,026)
                   Collateralized
                   Notes                56,180       (9,171)      65,351        234,999         4,547         230,452
                                      --------    ---------     --------    -----------     ---------     -----------
                          Total         31,513       (9,171)      40,684        237,156        27,730         209,426
                                      ========    =========     ========    ===========     =========     ===========
                   Change in net
                   interest income    $519,399    $ 226,046     $293,353    $ 1,458,676     $ 562,761     $   895,915
                                      ========    =========     ========    ===========     =========     ===========

               Our operating results include all of the reported income of our mortgage finance operation. The comparison of the nine and three months ended September 30, 2001 and September 30, 2000, respectively, is as follows:

               Interest Income, Mortgage Assets. Interest income increased $1.8 million and $533,000 for the nine months and three months ended September 30, 2001 respectively, as compared to the comparable prior year periods. In each case, these increases were due primarily to additional funds invested in mortgage loans as a result of increased cash available from the private placement of new preferred stock on July 1, 2000 and dividend reinvestments during the period, increase in interest rates, and the use of short-term borrowings to fund a corresponding increase in loan demand.

               Total Interest Expense. For the nine and three months ended September 30, 2001, interest expense increased $237,000 and $32,000, respectively, as compared to the comparable prior year periods. In each case, these increases were primarily due to higher average borrowings outstanding as the company utilized its ability to issue collaterized notes to fund the increased loan demand.

               Total Expenses. Total expenses increased $300,000 and $100,000 for the nine months and three months ended September 30, 2001 respectively, as compared to the comparable prior year periods. In each case, these increases were due primarily to advertising costs for sale of collaterized notes, non cash compensation expense resulting from exercise of common stock options, professional fees in conjunction with SEC reporting, and management fees related to the operations of the company. General and Administrative expenses are a small portion of our net revenues since the Manager pays for most expenses directly.

               INTEREST RATE/MARKET/CREDIT RISK

               We seek to manage the interest rate, credit and market risk of our portfolio. By originating short-term loans (generally less than three years), we can significantly reduce the risk of changing interest rates. Additionally, we continue to stress the quality of our borrowers through our underwriting guidelines and loss mitigation through our servicing procedures. In this way we seek to control credit risk. Although the majority of our loans are in the state of Nevada, we are beginning to acquire loans in Arizona, California, Utah, and Colorado. This will help diversify the portfolio and reduce the risk of investing in one market.

               The following table sets forth the weighted average yield earned on our assets and the weighted average expense of our liabilities for the periods shown.

                                                      ANNUALIZED             ANNUALIZED
                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                ---------------------   ---------------------
                                                9/30/2000   9/30/2001   9/30/2000   9/30/2001
                                                ---------   ---------   ---------   ---------
               INTEREST INCOME
                     Mortgage Loans               11.45%      12.99%      11.09%      12.87%
                     Cash Accounts                 4.83%       2.50%       5.38%       1.74%

               INTEREST EXPENSE
                     Line of Credit                9.31%       0.00%       6.44%      10.29%
                     Collateralized Notes          7.74%       7.23%       7.39%       7.50%

                        Net Interest Spread        3.45%       5.16%       3.48%       4.71%


               LIQUIDITY AND CAPITAL RESOURCES

               We manage our short-term liquidity (that is, our funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow, which can be used to originate new loans or to pay dividends to stockholders. This source provides approximately $7.3 million on an annual basis. We generally have the ability to apply this cash flow as needed.

               Secondly, the payoff and prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $66.8 million we would anticipate annual cash flows from principal pay downs of approximately $20.0 million. As we continue to issue collateralized notes, our portfolio will increase as will the cash flow from principal pay downs. Again, normally these funds are used to originate new mortgage loans, but can be used in other ways.

               Lastly, we have three lines of credit with commercial banks to provide another level of liquidity. We can borrow up to $5 million on two of the lines to provide funding for new loans and $3.0 million on the third, for an aggregate of $12.5 million. The two $5 million lines extend through July 1, 2002 and December 1, 2001, respectively, and the $3.0 million line extends through July 1, 2002. All of the lines are collateralized by mortgage loans and borrowings under the lines bear interest at the applicable bank's prime or reference rate. We are required to comply with various operating and financial covenants in the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and
               (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for
               (i) minimum tangible net worth, (ii) minimum liquidity (cash and available borrowings), (iii) minimum quarterly net earnings, and
               (iv) maximum debt-to-equity ratio. We are in compliance with these covenants. We reserve at least $2.5 million of the lines unused for liquidity needs.

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

               Loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, principal and interest payments with a balloon payment at the end of the loan term, or interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 10% increase or decrease in general interest rates (from those prevailing at September 30, 2001) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona or California could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               At September 30, 2001, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

               On June 30, 2001, Specialty Mortgage Trust completed the first closing of a private placement for 1,000,000 shares of Class A Convertible Preferred Stock at $11.00 per share for $11.0 million. On September 30, 2001, Specialty Mortgage Trust completed the second closing of the private placement for 667,221 shares of Class A Convertible Preferred Stock at $11.00 per share for $7.3 million. From the total offering there were 149 investors, 117 of whom were accredited pursuant to Regulation D. In the placement, 1,311,619 shares were issued to individuals (including self-directed retirement accounts and estate planning entities such as family trusts), 168,055 shares were issued to pension plans and 187,547 shares were issued to corporate or partnership business entities.

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

               The preferred stock, pursuant to its terms converted to Specialty Mortgage Trust's common stock, par value $0.01 per share as of October 31, 2001.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

               On July 16, 2001, Specialty Mortgage Trust held its Annual Meeting of Shareholders. The results of the meeting were as follows:

               (a) The election of two Class I Directors, Nello Gonfiantini, III and Stephen V. Novacek

               (b) Appointment of Grant Thornton, LLP as the Independent Auditors of the Company for the year 2001

ITEM 5.        OTHER INFORMATION.

               None

ITEM 6. EXHIBITS ON FORM 8-K.

               (a)    Exhibits

                      Exhibit No.   Document
                      -----------   ---------
                      3.1*          Articles of Incorporation

                      3.2*          Articles Supplementary

                      3.2a**        Articles of Amendment of Articles Supplementary

                      3.3*          Bylaws

                      3.3.1*        Amendment to Bylaws

                      4***          Indenture dated as of January 1, 2001
                                    between Specialty Mortgage Trust, Inc. and
                                    Bankers Trust Company of California, a
                                    national banking association, as Trustee.

                      11 Statement Regarding Computation of per share earnings for the three months ended
                                    September 30, 2001 and September 30, 2000

               -------------------
               * Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

               ** Incorporated by reference to the correspondingly numbered exhibit to the Form 10-Q files by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 14, 2001.

               *** Incorporated by reference to the correspondingly numbered exhibit to the Form 8-K filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on February 2, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SPECIALTY MORTGAGE TRUST, INC.



Dated:  November 13, 2001          By: _________________________________________
                                        Nello Gonfiantini III
                                        Chairman, President, Secretary and
                                        Chief Financial Officer

                                        (Signed in the capacity of (i) duly
                                        authorized officer of the registrant and
                                        (ii) principal Financial Officer of the
                                        registrant)