Form 10-K
period 2001-12-31
SPECIALTY MORTGAGE TRUST INC
filed 2002-04-01
CIK 1062565

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    ------------

COMMISSION FILE NUMBER: 333-44860

                         SPECIALTY MORTGAGE TRUST, INC.
             (Exact name of Registrant as specified in its Charter)

                MARYLAND                                         88-0382463
    (State or other jurisdiction of                           (I.R.S. Employer
     Incorporation or organization)                          Identification No.)

            6160 PLUMAS ST.
              RENO, NEVADA                                          89509
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

                                 Yes |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

Common Stock ($.01 par value)                     6,908,716 as of March 28, 2002

================================================================================

                                      INDEX

                                     PART I.

                                                                                      Page
                                                                                      ----
Item 1.     Business                                                                  2

Item 2.     Properties                                                                27

Item 3.     Legal Proceedings                                                         27

Item 4.     Submission of Matters to a Vote of Security Holders                       27

                                    PART II.

Item 5.     Market for Registrants Common Equity and Related Stockholder Matters      27

Item 6.     Selected Financial Data                                                   28

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     29

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                37

Item 8.     Financial Statements and Supplementary Data                               F-1

            Balance Sheets                                                            F-2
            Statements of Earnings                                                    F-3
            Statements of Stockholders' Equity                                        F-4
            Statements of Cash Flows                                                  F-6
            Notes to Financial Statements                                             F-8

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                        59

Item 11.    Executive Compensation                                                    63

Item 12.    Security Ownership of Certain Beneficial Owner's and Management           63

Item 13.    Certain Relationships and Related Transactions                            66

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K          71

                                     PART I.

ITEM 1.     BUSINESS

            Our business objective is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. We finance our acquisitions of mortgage loans with equity and secured borrowings. We are structured as a real estate investment trust (REIT), thereby generally eliminating federal taxes at the corporate level on income we distribute to stockholders. Because we are not structured as a traditional lender, which accepts deposits, we are subject to substantially less regulatory oversight and incur lower compliance expenses compared to banks, thrifts and many other holders of mortgage loans.

            THE MANAGER

            Specialty Financial, formerly Gonzo Financial, serves as our manager (the "Manager") and is responsible for loan originations, loan servicing and our day-to-day operations, subject to the supervision of our board of directors. Mr. Gonfiantini, a director and our chief executive officer, is also an executive officer, director and the sole stockholder of Specialty Financial. We have no separate employees from the Manager and we share its facilities. We have no ownership interest in the Manager. Specialty Financial has significant operating discretion as to the implementation of our business strategy and policies.

            Specialty Financial is regulated as a mortgage company by the state of Nevada Financial Institutions Division, Department of Business and Industry, has filed annual reports with that agency and has been profitable each year since commencing operations in 1995. The Manager operates from office space located at 6160 Plumas Street, Reno, Nevada 89509, telephone (775) 826-0809.

            Our business strategies and policies are described below.

            INVESTMENT STRATEGIES AND POLICIES

            Mortgage Loan Acquisition Strategy. Our business involves acquiring and holding loans to borrowers primarily in the state of Nevada whose borrowing needs are generally not being served by traditional financial institutions. Although the majority of our loans are located in the state of Nevada, we are also acquiring loans in Arizona, California, Utah, and Colorado. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to 10% of our total assets, although exceptions may be approved by the board. As of December 31, 2001, there were two mortgage loans, which exceeded 10%, which the board approved. Most loans will have terms of two to three years. At December 31, 2001, less than 1% of our loan portfolio consisted of loans with original maturities of more than three years. We expect that approximately 90% of our mortgage loan balances will at any one time be secured by first deeds of trust on the underlying real property, with the remaining mortgage loan balances secured by second deeds of trust. Our mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by the borrower's leasehold interest in real property. Our loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

            We acquire loans originated by our Manager. The Manager targets as potential customers borrowers with relatively significant equity value in their property, but who either:

            -     require a small commercial loan;

            - own real property which is difficult to evaluate under standard underwriting guidelines or unlikely to support a mortgage saleable in the secondary market;

            - are self-employed, tend to experience some volatility in their income or have difficult-to-document sources of income; or

            - are otherwise unable to qualify for traditional mortgage loans.

            All loans provide for monthly payments of interest. Currently, all of our loans are at fixed rates of interest. As part of the acquisition or refinance of a particular mortgage loan, we may acquire an equity-like interest in the real property securing the loan in the form of a shared appreciation interest or other equity-like participation.

            Most of the loans we acquire and hold require the borrower to make a "balloon payment" on the principal amount upon maturity of the loan. At December 31, 2001, less than 1% of our loan portfolio consisted of fully amortizing mortgage loans. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to obtain suitable refinancing, sell the underlying property or otherwise raise a substantial cash amount. An increase in interest rates over the mortgage rate applicable at the time the loan was originated may have an adverse effect on the borrower's ability to obtain refinancing or to pay the required monthly payments. As a result, such loans may involve a higher risk of default than fully amortizing loans.

            We generally hold our mortgage loans to maturity. In addition, the REIT provisions of the Internal Revenue Code (the "Code") limit in some respects our ability to sell mortgage loans. From time to time, however, management may decide to sell mortgage loans. This could occur for any number of reasons, for example, to dispose of a mortgage loan as to which credit risk concerns have arisen, to reduce interest rate risk, or generally to re-structure the balance sheet when management deems such action advisable. Management will select any mortgage loans to be sold according to the particular purpose such sale will serve. The board of directors has not adopted a policy that would restrict management's authority to determine the timing of sales or the selection of mortgage loans to be sold.

            Types of Mortgage Loans. The principal types of mortgage loans we acquire are described below:

            - Land Loans. Land loans are made against (a) underdeveloped or "raw" land zoned for either commercial or residential use and
                  (b) land prepared for commercial or residential development, typically with entitlements obtained and basic infrastructure such as streets and utilities in place. An example of a residential land development loan would be a loan secured by a residential subdivision with residential lots ready for building. While land loans are generally made at low loan-to-value ratios, usually less than 50%, there is generally no cash flow from the property and the borrower's other sources of income must be relied upon to support the periodic interest payments due under the loans.

            - Construction Mortgage Loans. Construction loans are loans made for the renovation of developed property, and for the construction of new structures on undeveloped property. Construction loans acquired and held by us will generally be secured by first deeds of trust on commercial or residential real property. Most of our construction loans are to developers building the property for sale. Such loans are typically for terms of from six months to two years. Generally we do not disburse funds with respect to a particular construction loan until work in the previous phase of the project on which the loan is being made has been completed, and until an independent inspector has verified the quality of construction and adherence to the construction plans and has reviewed the estimated cost of completing the project. In addition, we require the submission of signed labor and material lien releases by the borrower in connection with each completed phase of the project prior to making any periodic disbursements of proceeds of the loan to the borrower.

            - Commercial Building Loans. Commercial building loans have distinct risk characteristics depending on the type of structure on the property. Commercial building loans generally lack standardized terms, which may complicate their structure. Commercial buildings themselves tend to be unique and are more difficult to value than residential properties. In addition, commercial buildings, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, with corresponding burdens and costs of compliance with environmental laws and regulations.

                  Commercial building loans are also subject to the effects of:

                  -- local and other economic conditions on real estate values;

                  --    the ability of tenants to make lease payments;

                  -- the ability of a building to attract and retain tenants, which may in turn be affected by local conditions such as oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to tenants, competition from other available space, the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs and to make other tenant concessions; and

                  -- increased operating costs, including energy costs and real estate taxes.

                  While owners of commercial buildings generally will carry comprehensive liability and casualty coverage, such coverage may not provide full protection for the value of the underlying property and may not protect against all casualty losses. If underlying commercial buildings do not generate sufficient income to meet operating expenses, debt service, capital expenditures and tenant improvements, borrowers under commercial building loans may be unable to make payments of principal and interest in a timely fashion. Income from and values of commercial buildings are also affected by such factors as applicable laws, including tax laws, interest rate levels, the availability of financing for owners and tenants, and the impact of and costs of compliance with environmental controls and regulations. In the event of foreclosure on a commercial building loan, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to commercial properties and such tenants may seek the protection of the bankruptcy laws, which can result in termination of lease contracts.

            - Nonconforming Single-Family and Small Multifamily Residential Mortgage Loans. The nonconforming single-family residential mortgage loans are conventional mortgage loans that vary in one or more respects from the requirements for participation in Fannie Mae or Freddie Mac programs. Credit risks associated with nonconforming mortgage loans may be greater than those associated with mortgage loans that conform to Fannie Mae and Freddie Mac guidelines. The principal differences between nonconforming mortgage loans and conforming mortgage loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the types of properties securing the mortgage loans, loan sizes and the mortgagors' occupancy status with respect to the mortgaged property. Nonconforming loans may include loans secured by timeshare vacation property. As a result of these and other factors which cause these nonconforming mortgage loans to higher risk of credit default and loss, the interest rates charged on these loans are often higher than those charged for conforming mortgage loans.

                  Small multifamily mortgage loans are generally secured by a first lien on a 5-unit to 20-unit residential property. Multifamily mortgage loans share many of the characteristics and risks associated with commercial mortgage loans and are often categorized as commercial loans rather than residential loans. We also include loans on mobile home parks in this residential category.

            - Junior Mortgage Loans. Second, third and wraparound mortgage loans are secured by deeds of trust on single-family residences which are already subject to prior mortgage indebtedness. A wraparound loan is a junior mortgage loan having a principal amount equal to the outstanding balance under the existing mortgage loans plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Junior mortgage loans generally have lower qualifying loan-to-value ratios.

                        TABLE 1: MORTGAGE LOAN PORTFOLIO
                            (AS OF DECEMBER 31, 2001)

FOOT NOTES    DESCRIPTION OF LOAN                  INT. RATE    ORIGINAL NOTE        BALANCE      MAT     LTV   LIEN POSITION
                                                         LAND LOANS
              Residential Raw Land                   13.00%     $  2,100,000       $ 1,579,850    1/1/02  89%   2nd
    1         Residential Raw Land                   12.50%        3,500,000         3,500,000    6/1/02  33%   1st
    2         Residential Land Dev/Infrastructure    12.50%        7,000,000         4,485,000    8/1/02  32%   1st
              Residential Subdivision                13.00%        1,980,250         1,980,250    1/1/02  38%   1st
    2         Commercial/Residential Land            12.50%        3,260,000           515,000    1/1/03  20%   1st
              Residential Raw Land                   13.00%        5,000,000         5,000,000   11/1/02  50%   1st
    1         Residential Raw Land                   13.00%        2,500,000         1,020,000    7/1/03  28%   1st
              Residential Raw Land                   13.00%           97,000            97,000   10/1/04  49%   1st
              Residential Raw Land                   13.00%           42,500            42,500   12/1/03  57%   1st
                                                                ------------       -----------
              RESIDENTAL RAW LAND TOTAL                         $ 25,479,750       $18,219,600
                                                                ============       ===========

    1         Residential Land Development           13.00%        2,900,000         1,000,000    5/1/02  29%   1st
              Residential Land Development           12.25%     $  4,357,556       $ 4,357,556    7/1/03  41%   1st
    1         Residential Land Development           13.00%        1,400,000           900,000   10/1/02  38%   1st
              Residential Land Development           12.75%       13,469,105         8,214,105    5/1/03  44%   1st
              Residential Land Development           13.00%        5,638,950         5,638,950   12/1/03  60%   1st
                                                                ------------       -----------
              RESIDENTIAL LAND DEVELOPMENT TOTAL                $ 27,765,611       $20,110,611
                                                                ============       ===========

              Commercial Raw Land                    12.25%     $  1,000,000       $ 1,000,000    6/1/03  56%   1st
    3         Commercial Raw Land                    12.50%        5,700,000         2,461,000    6/1/02  59%   1st
              Commercial Raw Land                    13.00%        2,700,000         2,700,000    9/1/02  50%   1st
    3         Commercial Raw Land                    13.00%        2,500,000           735,000    5/1/02  50%   1st
              Commercial Raw Land                    12.50%        2,188,000         2,188,000    1/1/02  67%   1st
    3         Commercial Raw Land                    13.00%        5,350,000         3,768,195    2/1/03  49%   1st
    1         Commercial Raw Land                    13.00%        4,100,000            80,000    1/1/03  50%   1st
    8         Commercial Raw Land                    13.00%        9,973,920         8,537,928    7/1/04  56%   1st
              Commercial Raw Land                    13.00%           70,000            70,000    1/1/03  65%   1st
                                                                ------------       -----------
              COMMERCIAL RAW LAND TOTAL                         $ 33,581,920       $21,540,123
                                                                ============       ===========

                            (AS OF DECEMBER 31, 2001)

FOOT NOTES    DESCRIPTION OF LOAN                  INT. RATE    ORIGINAL NOTE        BALANCE      MAT     LTV   LIEN POSITION
                                                       CONSTRUCTION LOANS
              Spec SFR Construction                  13.00%     $  1,160,000       $ 1,160,000    5/1/03  42%   1st
    4         Spec SFR Construction                  12.00%          111,839           111,839    8/1/02  87%   1st
    4         Spec SFR Construction                  12.00%          117,482           117,482    8/1/02  91%   1st
    4         Spec SFR Construction                  12.00%          118,800           118,800    8/1/02  91%   1st
    6         Spec SFR Construction                  12.75%          860,854           860,854    9/1/03  70%   1st
    5         Spec SFR Construction                  13.00%          921,349           921,349    9/1/03  80%   1st
              Spec SFR Construction                  13.00%          150,000           150,000    9/1/02  61%   1st
    5         Spec SFR Construction                  13.00%        1,594,029         1,594,029   12/1/03  80%   1st
                                                                ------------       -----------
              SFR CONSTRUCTION TOTAL                            $  5,034,353       $ 5,034,353
                                                                ============       ===========

    9         Construct Office Bldg & Office Pads    17.50%     $    950,000       $   950,000    9/1/01  63%   1st
    8         Office Shell & Land                    13.00%        1,491,644         1,491,644   12/1/03  67%   1st
                                                                ------------       -----------
              COMMERCIAL CONSTRUCTION TOTAL                     $  2,441,644       $ 2,441,644
                                                                ============       ===========

              Motels/Weekly Rentals                  12.25%     $    375,000       $   375,000    4/1/02  57%   1st
              Motels/Weekly Rentals                  12.00%        1,579,915         1,579,915    4/1/03  60%   1st
              Office Building/Vacant Land            12.50%          155,000           155,000    3/1/05  34%   1st
                                                                ------------       -----------
              COMMERCIAL BUILDINGS TOTAL                        $  2,109,915       $ 2,109,915
                                                                ============       ===========

                                   NON-CONFORMING SINGLE-FAMILY AND SMALL MULTIFAMILY LOANS
              Single-Family Residence                13.00%     $     13,235       $    13,235   12/1/06  73%   2nd
              Single Family Residence                12.25%           22,000            22,000   10/1/02  36%   2nd
              Single Family Residence                12.00%          126,500           126,500    1/1/02  78%   1st
    6         Single Family Residence                12.50%          150,000           150,000    6/1/02  67%   2nd
   7/10       Single Family Residence                13.00%          773,000           773,000    9/1/01  58%   1st
   7/10       Single Family Residence                13.00%          160,000           160,000    9/1/01  70%   2nd
              Single Family Residence                13.25%        2,500,000         2,500,000   10/1/03  54%   2nd
                                                                ------------       -----------
              SINGLE FAMILY TOTAL                               $  3,744,735       $ 3,744,735
                                                                ============       ===========

              Nonconforming - Secured by Stock       12.50%     $    130,678       $   130,678    1/1/04        1st
                                                                ============       ===========

              TOTALS                                            $100,288,606       $73,331,659
                                                                ============       ===========

1 Loans to same borrower or related parties secured by different parcels of real estate aggregating to $6,500,000

2 Loans to same borrower or related parties secured by different parcels of real estate aggregating to $6,465,250

3 Loans to same borrower or related parties secured by different parcels of real estate aggregating to $6,964,195

4 Loans to same borrower or related parties secured by different parcels of real estate aggregating to $348,121

5 Loans to same borrower or related parties secured by different parcels of real estate aggregating to $2,515,378

6 Loans to same borrower or related parties secured by different parcels of real estate aggregating to $1,010,854

7 Loans to same borrower or related parties secured by different parcels of real estate aggregating to $933,000

8 Loans to same borrower or related parties secured by different parcels of real estate aggregating to $10,029,572

9     Loans defaulted and in foreclosure, interest accruing at default rate

10    Loans in default, awaiting refinance through other lender


              TABLE 2: TYPES AND MATURITIES OF MORTGAGE INVESTMENTS
                            (AS OF DECEMBER 31, 2001)

                                                      NUMBER      CARRYING
                                                        OF         AMOUNT
                 TYPE OF LOAN                         LOANS     OF MORTGAGES       PERCENT
                 ------------                         -----     ------------       -------
1st Mortgages                                           38      $68,906,574         93.97%
2nd Mortgages                                            6        4,425,085          6.03%
                                                      -----     -----------        -------

                                                        44      $73,331,659        100.00%
                                                      =====     ===========        =======

Commercial                                               3      $ 2,109,915          2.88%
Construction                                            10        7,475,997         10.19%
Land                                                    23       59,870,334         81.64%
Other                                                    8        3,875,413          5.28%
                                                      -----     -----------        -------

                                                        44      $73,331,659        100.00%
                                                      =====     ===========        =======

Maturing on or before December 31, 2002 (1)             22       29,583,721         40.34%
Maturing on or between January 1, 2003 and
December 31, 2005                                       21       43,734,703         59.64%
Maturing on or between January 1, 2006 and
December 1, 2006                                         1           13,235          0.02%
                                                      -----     -----------        -------

                                                        44       73,331,659        100.00%
                                                      =====     ===========        =======

(1)   $1,883,000 was past their principal maturity at December 31, 2001

            Other Investments. We may purchase our own stock or the debt or equity of other mortgage REITs or other companies when we believe that such purchases will yield attractive returns on capital employed. Any such purchase would be for investment purposes and not for short-term trading (turnover) gain. REIT or other debt or equity securities may be undervalued at points in the economic cycle. When the stock market valuation of companies are low in relation to the market value of other assets, stock purchases can be a way for us to acquire indirectly a beneficial interest in a pool of mortgage assets or other types of assets at an attractive price. Also, REITs and other companies may have attractive mortgage finance or other businesses in which we may want to become a partial owner. We do not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite securities of other issuers. We do not limit the amount of securities of other issuers we may acquire, (beyond the limits imposed by the REIT qualification requirements) although we do not expect that such holdings will comprise a substantial portion of our assets. At December 31, 2001, we did not own any such securities.

            LEVERAGE STRATEGIES AND POLICIES

            We employ a debt financing strategy to increase our investment in mortgage loans. By using our mortgage loans as collateral to borrow funds, we are able to invest in mortgage loans with greater value than our equity. We have a targeted ratio of debt-to-equity of approximately 1 to 1. While there are no charter or bylaw limitations on our use of leverage, we currently have a policy and have agreed with our primary bank lenders not to exceed that target by permitting our debt, whether under bank lines or our Collaterized Note program, to exceed our equity. Our financing strategy is designed to maintain a cushion of equity sufficient to respond to short-term liquidity needs. We expect that all of our borrowing arrangements will require us to pledge cash or additional mortgage loans in the event the market or discounted value of existing collateral declines. To the extent that cash reserves are insufficient to cover such deficiencies in collateral, we may be required to sell mortgage loans to reduce the borrowings.

            We intend to finance our mortgage loan acquisitions through our collaterized note program and bank warehouse credit lines. At December 31, 2001, the amount of such credit lines was $8.0 million, with no amounts outstanding at December 31, 2001. In October 1998, we began to offer to accredited investors on a monthly basis our Class A Collateralized Mortgage Notes secured by our mortgage loans for terms that may range from one month to twelve months. The maximum principal amount that could be outstanding at any time was limited by the board of directors to $20 million. As of December 31, 2001 and 2000 $0 and $6,553,460 of these Class A Notes were outstanding, respectively. No Class A Notes were issued after August 21, 2000.

            In January 2001, we began to offer our Class B Collaterized Investment Notes (the "Notes") with issuances taking place on a monthly basis. The maximum principal of Notes that can be outstanding at any time may not exceed $50 million. There is no minimum amount of Notes that may be sold. As of December 31, 2001 $9,475,441 of these Notes were outstanding bearing interest at rates of 4.5% to 8.0%.

            Our goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

            OPERATING STRATEGIES AND POLICIES

            Origination and Underwriting. Specialty Financial continuously evaluates prospective mortgage loans to be acquired by Specialty Mortgage Trust. The Manager generates mortgage loan originations from referrals from real estate and mortgage loan brokers, referrals from existing customers, new loans made to or refinancing of loans to existing customers and personal solicitations of new borrowers.

            All potential mortgage loans are evaluated to determine if the mortgage loan is of a type eligible for acquisition by Specialty Mortgage Trust. Our policy generally limits the amount of loans to one borrower or affiliated borrowers to 10% of total assets and the loan-to-value ratio for any loan to a maximum of 80%, although in each case exceptions may be approved by the board. As the notes to "Table 1: Mortgage Loan Portfolio" indicate, at December 31, 2001 there were eight instances of loans to the same borrower or related parties secured by different parcels of real property. Two of these loans represent more than 10% of the portfolio. We generally seek personal guarantees from affiliates of the borrower when possible. We do not have specific requirements with respect to credit scores or payment histories. For income producing properties, the net annual estimated cash flow after vacancy, operating expense and mortgage debt service deductions must equal or exceed the annual payments required on the mortgage loan. The Manager requires full documentation of all loan application/requests, including complete organizational documents of the borrowing entity, if applicable, credit reports on guarantors and borrowers, current (within 60 days) financial statements, and a minimum of two year's tax returns. A flood zone determination must be provided. A preliminary title report is obtained and reviewed by the underwriter. ALTA surveys, Phase I environmental reports and geotechnical reports are required on most loans but can be waived on a case-by-case basis upon physical inspection and determination by the President. Liability insurance is required on all loans and hazard insurance is required on any structures. If the loan is to finance a purchase, a copy of the purchase contract must be submitted. If the loan is for refinance, a copy of the closing statement when purchased is reviewed. If a loan is for construction, a copy of plans, specifications and cost breakdown must be reviewed and a construction control company is retained. Our underwriting guidelines are intended to evaluate the capacity and willingness of the borrower to repay the loan and the adequacy of the collateral securing the loan. On a case-by-case basis, exceptions to the underwriting guidelines may be made by the president where there are compensating factors, for example, low loan-to-value ratios or guarantees from parties with strong financial resources or pledges of additional collateral.

            Collateral valuation receives special attention in the Manager's underwriting of our mortgage loans. The Manager places great emphasis on the ability of our collateral to protect against losses in the event of default by borrowers. In determining the adequacy of the mortgaged property as collateral, the Manager obtains independent, on-site appraisals for each mortgage property and the property is inspected by an officer or employee of the Manager. All independent appraisers must be licensed or qualified as independent fee appraisers and certified by the state in which the property being appraised is located. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the market value of comparable properties, the estimated rental income, if applicable, and the cost of replacement. The appraised value of the property being financed, must be such that it currently supports, and is anticipated to support in the event of default, the outstanding mortgage loan balance. The Manager generally relies on its own independent analysis and not exclusively on such appraisals in determining whether or not to arrange a particular mortgage loan.

            Servicing. The Manager has established its own servicing operation in order to service the mortgage loans. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, making required inspections of the property, contacting delinquent borrowers and supervising foreclosures and property disposition in the event of unremedied defaults in accordance with the Company's guidelines. The focus of the Manager's servicing operation is on managing credit risk in order to protect our investment in the mortgage loans. The Manager intends to use early intervention, aggressive collection and loss mitigation techniques in the servicing process.

            Credit and Market Risk Management. We believe that proper underwriting and efficient servicing of our mortgage loans are the most effective methods of managing our credit risk. The Manager's focus as a servicer of mortgage loans it has originated is more on effective credit risk management than on cost control. The Manager does not intend to be a low cost servicer, but instead puts the proper resources to work to mitigate losses on the mortgage loans it services.

            Set forth below is a table setting forth our recent delinquency, foreclosure and loss experience:

                  TABLE 3: DELINQUENCY, FORECLOSURE AND LOSS EXPERIENCE

                                          DECEMBER 31, 2001             DECEMBER 31, 2000

                                       PRINCIPAL        % OF         PRINCIPAL        % OF
                                      $ OF LOANS      PORTFOLIO     $ OF LOANS      PORTFOLIO
                                      ----------      ---------     ----------      ---------
Total Portfolio                       $73,331,659      100.00%      $55,863,036      100.00%

Period of Delinquency
(Interest and/or Principal):
   30-59 days                             348,121        0.47%      $ 3,290,564        5.80%
   60 to 89 days                               --        0.00%               --        0.00%
   90 days or more                      3,462,850        4.72%               --        0.00%
                                      --------------------------  ---------------------------
   Total Delinquencies
     (excluding foreclosures)         $ 3,810,971        5.20%        3,290,564        5.80%
                                      ==========================  ===========================

Foreclosures Pending                  $   950,000        1.30%      $ 3,290,564        5.80%

Foreclosures Completed                $ 3,048,561        4.15%               --        0.00%

Losses sustained for period ending
on such date                          $   226,107        0.30%               --        0.00%

            Specialty Mortgage Trust generally institutes foreclosure proceedings on defaulted loans when that action is determined by management to be in the best interests of shareholders. Foreclosure may be appropriate where the project planned for the property has encountered slower than expected development or sales results or where the developer/borrower's financial condition has deteriorated such that completion of the project has been jeopardized. A loan that is nearing maturity or has defaulted may be a candidate for refinancing rather than foreclosure when management determines that the project planned remains viable and the value of the property and other sources of repayment such as personal guarantees are sufficient to support a new loan. In such cases, management often works with marketing and other real estate professionals to assist the developer in modifying the original project to enhance its likelihood of success.

            Geographic Concentration. There are no limits on the geographic concentration of the loans we may acquire and properties underlying mortgage loans are located primarily in the state of Nevada. In order to reduce our market risk exposure from investing in mortgage loans to borrowers located primarily in the state of Nevada, we have begun to acquire loans secured by properties in the states of Arizona California, Utah and Colorado.

Nevada         44% (approx. 17% in the Reno area and 27% in the Las Vegas area)
Arizona        32%
California     10%
Utah           8%
Colorado       6%

            Interest Rate Risk Management. We seek to limit our exposure to changes in interest rates in several ways. We generally acquire short-term loans with fixed interest rates and maturities of less than three years. While our loan terms exceed the terms for interest rate adjustments on our borrowings, the resulting interest rate exposure is mitigated by our leverage policy limits. Under our targeted debt-to-equity ratio of approximately 1 to 1, at least 50% of our earning assets will at all times be funded with equity. The income from these assets will be available to cover increases in interest expense on our borrowings, to the extent not covered by the assets funded with such borrowings. In addition, the higher yielding-higher risk nature of our loans provides a greater net interest cushion that can withstand more interest rate increases on borrowings than lower yielding-lower risk loans.

            We do not hedge our interest rate risk by purchasing interest rate caps, floors or other derivative instruments. We believe that the cost of such hedging instruments would outweigh the potential benefits to be gained by us.

            Prepayment Risk Management. The Manager seeks to minimize the effects of faster or slower than anticipated prepayment rates in our portfolio, in part by originating mortgage loans with prepayment penalties. The Manager also utilizes the production of new mortgage loans as a hedge against prepayment risk. Through its servicing function, the Manager pre-selects borrowers that have an incentive to refinance and recaptures those mortgage loans by soliciting the borrowers directly rather than losing them to another mortgage lender.

            OTHER COMPANY POLICIES

            At the present time, we do not intend to invest directly in real property or interests in real property. From time to time, however, we may hold "real estate owned" (REO) as a result of foreclosure of defaulted mortgage loans. Further, we do not intend to invest in mortgage securities or to issue mortgage securities. We do not expect to issue senior securities or to offer our securities in exchange for property.

            Our Board of Directors has established the investment policies and strategies summarized in this annual report. The Board of Directors has the power to modify or waive such policies and strategies without the consent of the stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interest of stockholders. Among other factors, developments in the market, which affect the policies and strategies, mentioned in this annual report or which change our assessment of the market may cause the Board of Directors to revise our policies and strategies.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes certain Federal income tax considerations to the Company and its investors. This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. This discussion does not address all aspects of Federal income taxation that may be relevant to a particular investor in light of its personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker-dealers and, except to the extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that stockholders will hold their common stock as a "capital asset" (generally, property held for investment) under the Code. Investors are advised to consult their tax advisors as to the specific tax consequences to them of purchasing, holding and disposing of the common stock, including the application and effect of Federal, state, local and foreign income and other tax laws.

General. We have elected for Federal income tax purposes to be taxed as a REIT, commencing with the taxable year ending December 31, 1998. Management believes that we have operated and expects that we will continue to operate in a manner that permits us to maintain our qualifications as a REIT. This treatment permits us to deduct dividend distributions to our stockholders for Federal income tax purposes, thus generally eliminating the "double taxation" that typically results when a corporation earns income and distributes that income to its stockholders.

There can be no assurance that we will continue to qualify as a REIT in any particular tax year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company. If we failed to qualify as a REIT in any particular year, we would be subject to Federal income tax as a regular, domestic corporation, and our stockholders would be subject to tax in the same manner as stockholders of a regular corporation. In this event, we could be subject to potentially substantial income tax liability in respect of each taxable year that we fail to qualify as a REIT and the amount of earnings and cash available for distribution to our stockholders could be significantly reduced or eliminated.

The following is a brief summary of certain technical requirements that we must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

Stock ownership tests. Our capital stock must be held by at least 100 persons for at least 335 days of a twelve-month year, or a proportionate part of a short tax year. In addition, no more than 50% of the value of our capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. We must satisfy these stock ownership requirements each taxable year. We must solicit information from certain of our stockholders to verify ownership levels and our Articles of Incorporation impose certain repurchase obligations and restrictions regarding the transfer of our shares in order to aid in meeting the stock ownership requirements. If we were to fail either of the stock ownership tests, we would generally be disqualified from REIT status, unless, in the case of the "five or fewer" requirement, the "good faith" exemption is available.

Asset test. For tax years beginning before December 31, 2000, we were required to meet the following asset tests (the "REIT Asset Tests") at the close of each quarter of each taxable year:

      (a) at least 75% of the value of our total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items (the "75% Asset Test"); and

      (b) the value of securities held by us but not taken into account for purposes of the 75% Asset Test must not exceed either (i) 5% of the value of our total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding voting securities of any such issuer.

For tax years beginning after December 31, 2000, we must generally meet the following REIT Asset Tests at the close of each quarter of each taxable year:

      (a)   the 75% Asset Test;

      (b) not more than 25% of the value of our total assets is represented by securities (other than those includible under the 75% Asset Test);

      (c) not more than 20% of the value of our total assets is represented by securities of one or more taxable REIT subsidiary; and

      (d) the value of securities held by us, other than those of a taxable REIT subsidiary or taken into account for purposes of the 75% Asset Test, must not exceed either (i) 5% of the value of our total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding vote or value of any such issuer's securities.

We intend to monitor closely the purchase, holding and disposition of our assets in order to comply with the REIT Asset Tests. We expect that substantially all of our assets will be Qualified REIT Real Estate Assets and intend to limit and diversify our ownership of any assets not qualifying as Qualified REIT Real Estate Assets to less than 25% of the value of our assets, to less than 5%, by value, of any single issuer and to less than 20%, by value, of any taxable REIT subsidiaries. In addition, we do not expect to own more than 10% of the vote or value of any one issuer's securities.

If it is anticipated that these limits would be exceeded, we intend to take appropriate measures, including the disposition of non-qualifying assets, to avoid exceeding such limits.

Gross income tests. We must generally meet the following gross income tests (the "REIT Gross Income Tests") for each taxable year:

      (a) at least 75% of our gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets, foreclosure property or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital) (the "75% Gross Income Test"); and,

      (b) at least 95% of our gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test").

We intend to maintain our REIT status by carefully monitoring our income, including income from sales of mortgage assets, to comply with the REIT Gross Income Tests. Under certain circumstances, for example, (i) the sale of a substantial amount of mortgage assets to repay borrowings in the event that other credit is unavailable or (ii) unanticipated decrease in our qualifying income which results in the non-qualifying income exceeding 5% of gross income, we may be unable to comply with certain of the REIT Gross Income Tests. See " - Taxation of the Company" below for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

Distribution requirement. For tax years before 2001, we were generally required to distribute to our stockholders an amount equal to at least 95% of our REIT taxable income before deduction of dividends paid and exclusion of net capital gain. Beginning with the 2001 tax year, this REIT distribution requirement is reduced to 90%. Such distributions must be made in the taxable year to which they relate or, if declared before the timely filing of our tax return for such year and paid not later than the first regular dividend payment after such declaration, in the following taxable year.

The Internal Revenue Service ("IRS") has ruled generally that if a REIT maintains a dividend reinvestment plan that allows stockholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of the fair market value of such shares on the distribution date, then such distributions qualify under the above distribution requirement. We maintain a Dividend Reinvestment Plan ("DRIP") and intend that the terms of our DRIP will comply with the IRS public ruling guidelines for such plans.

If we fail to meet the distribution test as a result of an adjustment to our tax returns by the IRS, we, by following certain requirements set forth in the Code, may pay a deficiency dividend within a specified period which will be permitted as a deduction in the taxable year to which the adjustment is made. We would be liable for interest based on the amount of the deficiency dividend. A deficiency dividend is not permitted if the deficiency is due to fraud with intent to evade tax or to a willful failure to file timely tax return.

Taxation of the company. In any year in which we qualify as a REIT, we will generally not be subject to Federal income tax on that portion of our REIT taxable income or capital gain that is distributed to our stockholders. We will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

In addition, notwithstanding our qualification as a REIT, we may also be subject to tax in certain other circumstances as follows:

      (a) if we fail to satisfy either the 75% or the 95% Gross Income Test, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will generally be subject to a 100% tax on the greater of the amount by which we fail either the 75% or the 95% Gross Income Test;

      (b) we will also be subject to a tax of 100% on net income derived from any "prohibited transaction" (which includes dispositions of property classified as "dealer" property). In certain circumstances, REO that is constructed upon or developed by us, shared appreciation mortgages and other equity-like interests coupled with a mortgage may be deemed to give rise to income from "dealer" property. In such event, such interests might give rise to non-qualifying income for purposes of the 75% and 95% Gross Income Tests and the 100% prohibited transaction tax. We do not believe that we have or will engage in transactions that would result in our being classified as a dealer. However, there cannot be any assurance that the Internal Revenue Service will agree;

      (c) if we have (i) net income from the sale or other disposition of REO that is not further developed by us but which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, we will be subject to Federal income tax on such income at the highest corporate income tax rate; and

      (d) in addition, a nondeductible excise tax, equal to 4% of the excess of such required distributions over the amounts actually distributed will be imposed on us for each calendar year to the extent that dividends paid during the year, or declared during the last quarter of the year and paid during January of the succeeding year, are less than the sum of (1) 85% of our "ordinary income," (2) 95% of our capital gain net income, and (3) income not distributed in earlier years. We may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

If we fail to qualify as a REIT in any taxable year and certain relief provisions of the Code do not apply, we would be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which we fail to qualify as a REIT would not be deductible by us, nor would distributions generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, we would also be disqualified from re-electing REIT status for the four taxable years following the year in which we became disqualified.

We may also voluntarily revoke our election, although we have no intention of doing so, in which event we will be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

We intend to monitor on an ongoing basis our compliance with the REIT requirements described above. In order to maintain our REIT status, we will be required to limit the types of assets that we might otherwise acquire, or hold certain assets at times when we might otherwise have determined that the sale or other disposition of such assets would have been more prudent.

Affiliates. At present, we have no affiliates other than the Manager. The Manager is taxed as a stand-alone regular corporation and is not consolidated with the Company for tax or accounting purposes. Fees paid to the Manager are generally required to be reasonable and arm's length; otherwise they may be recharacterized by the IRS in ways that could have adverse tax consequences for us. We believe that the fees payable to the Manager, including any incentive or termination fees, are reasonable compensation for their services.

Taxation of stockholders. For any taxable year in which we are treated as a REIT for federal income tax purposes, distributions (including constructive distributions) made to holders of common stock other than tax-exempt entities (and not designated as capital gain dividends) will generally be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder's allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder's adjusted basis in the common stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

Distributions designated by us as capital gain dividends will generally be subject to tax as long-term capital gain to stockholders, to the extent that the distribution does not exceed our actual net capital gain for the taxable year. Distributions by us, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction. In the event that we realize a loss for the taxable year, stockholders will not be permitted to deduct any share of that loss. Further, if we (or a portion of our assets) were to be treated as a taxable mortgage pool, or if we were to hold residual interests in REMIC's or FASIT's, any "excess inclusion" income derived therefrom and allocated to a stockholder would not be allowed to be offset by a net operating loss of such stockholder.

Dividends declared during the last quarter of a taxable year and actually paid during January of the following taxable year are generally treated as if received by the stockholder on December 31 of the taxable year in which they are declared and not on the date actually received. In addition, we may elect to treat certain other dividends distributed after the close of the taxable year as having been paid during such taxable year, but stockholders will be treated as having received such dividend in the taxable year in which the distribution is made.

Generally, a dividend distribution of earnings from a REIT is considered for estimated tax purposes only when the dividend is made. However, effective December 15, 1999, any person owning at least 10% of the vote or value of a closely held REIT must accelerate recognition of year-end dividends received from the REIT in computing estimated tax payments. We are not currently, and do not intend to be, a closely held REIT.

Upon a sale or other disposition of the common stock, a stockholder will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and the stockholder's adjusted basis in such stock, which gain or loss generally will be long-term if the stock was held for more than twelve months. Any loss on the sale or exchange of common stock held by a stockholder for six months or less will generally be treated as a long-term capital loss to the extent of any designated capital gain dividends received by such stockholder. If either common or preferred stock is sold after a record date but before a payment date for declared dividends on such stock, a stockholder will nonetheless be required to include such dividend in income in accordance with the rules above for distributions, whether or not such dividend is required to be paid over to the purchaser.

DRIP participants will generally be treated as having received a dividend distribution, subject to tax as ordinary income, in an amount equal to the fair market value of the common stock purchased with the reinvested dividends generally on the date we credit such common stock to the DRIP participant's account, plus brokerage commissions, if any, allocable to the purchase of such common stock. DRIP participants will have a tax basis in the shares equal to such value. DRIP participants may not, however, receive any cash with which to pay the resulting tax liability. Shares received pursuant to the DRIP will have a holding period beginning on the day after their purchase by the plan administrator.

Distributions, including constructive distributions, made to holders of the preferred stock, other than tax-exempt entities, will generally be subject to tax as described above. For federal income tax purposes, earnings and profits will be allocated to distributions with respect to the preferred stock before they are allocated to distributions with respect to common stock.

In general, no gain or loss will be recognized for federal income tax purposes upon conversion of the preferred stock solely into shares of common stock. The basis that a holder will have for tax purposes in the shares of common stock received upon conversion will be equal to the adjusted basis of the holder in the shares of preferred stock so converted, and provided that the shares of preferred stock were held as a capital asset, the holding period for the shares of common stock received would include the holding period for the shares of preferred stock converted. A holder, however, generally will recognize gain or loss on the receipt of cash in lieu of fractional shares of common stock in an amount equal to the difference between the amount of cash received and the holder's adjusted basis for tax purposes in the fractional share of preferred stock for which was received. Furthermore, under certain circumstances, a holder of shares of preferred stock may recognize gain or dividend income to the extent that there are dividends in arrears on the shares at the time of conversion into common stock.

Adjustments in the conversion price, or the failure to make such adjustments, pursuant to the anti-dilution provisions of the preferred stock or otherwise may result in constructive distributions to the holders of preferred stock that could, under certain circumstances, be taxable to them as dividends pursuant to
Section 305 of the Code. If such a constructive distribution were to occur, a holder of preferred stock could be required to recognize ordinary income for tax purposes without receiving a corresponding distribution of cash.

We are required under Treasury Department regulations to demand annual written statements from the record holders of designated percentages of our capital stock disclosing the actual and constructive ownership of such stock and to maintain permanent records showing the information it has received as to the actual and constructive ownership of such stock and a list of those persons failing or refusing to comply with such demand.

In any year in which we do not qualify as a REIT, distributions made to our stockholders would be taxable in the same manner discussed above, except that no distributions could be designated as capital gain dividends, distributions would be eligible for the corporate dividends received deduction, the excess inclusion income rules would not apply, and stockholders would not receive any share of our tax preference items. In such event, however, we would be subject to potentially substantial Federal income tax liability, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

Taxation of tax-exempt stockholders. Subject to the discussion below regarding a "pension-held REIT," a tax-exempt stockholder is generally not subject to tax on distributions from the Company or gain realized on the sale of the shares, provided that such stockholder has not incurred indebtedness to purchase or hold its shares, that its shares are not otherwise used in an unrelated trade or business of such stockholder, and that we, consistent with our stated intent, do not form taxable mortgage pools or hold residual interests in REMIC's or FASIT's that give rise to "excess inclusion" income as defined under the Code. However, if we were to hold residual interests in a REMIC or FASIT, or if a pool of our assets were to be treated as a "taxable mortgage pool," a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income ("UBTI"). Although we do not intend to acquire such residual interests or believe that we, or any portion of our assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

If a qualified pension trust (i.e., any pension or other retirement trust that qualifies under Section 401(a) of the Code) holds more than 10% by value of the interests in a "pension-held REIT" at any time during a taxable year, a substantial portion of the dividends paid to the qualified pension trust by such REIT may constitute UBTI. For these purposes, a "pension-held REIT" is a REIT
(i) that would not have qualified as a REIT but for the provisions of the Code which look through qualified pension trust stockholders in determining ownership of stock of the REIT and (ii) in which at least one qualified pension trust holds more than 25% by value of the interest of such REIT or one or more qualified pension trusts (each owning more than a 10% interest by value in the REIT) hold in the aggregate more than 50% by value of the interests in such REIT. Assuming compliance with the ownership limit provisions in our Articles of Incorporation it is unlikely that pension plans will accumulate sufficient stock to cause us to be treated as a pension-held REIT.

Distributions to certain types of tax-exempt stockholders exempt from Federal income taxation under Sections 501 (c)(7), (c)(9), (c)(17), and (c)(20) of the Code may also constitute UBTI, and such prospective investors should consult their tax advisors concerning the applicable "set aside" and reserve requirements.

Taxation of noteholders

   Characterization of Notes. Based on the advice of counsel, we treat the Notes as debt for all tax purposes.

      a. Status as Real Property Loans. Assuming the Notes are respected as debt issued by us, for federal income tax purposes: (i) Notes held by a thrift institution taxed as a domestic building and loan association will not constitute "loans...secured by an interest in real property" within the meaning of Code Section 7701 (a) (19) (C)
            (v) and (ii) interests on the Notes held by a real estate investment trust will not be treated as "interest on obligations secured by mortgages on real property or on interest in real property" within the meaning of Code Section 856(c) (4) (B) and the Notes will not constitute "real estate assets" or "government securities" within the meaning of Code Section 856(c) (5) (A).

      b. Taxation of interest income on the Notes. Because all Notes are expected to be issued at par, interest paid or accrued on the Notes generally will be treated as ordinary income to the noteholders, and will be includible in income in accordance with the noteholder's regular method of accounting.

      c. Sale of Notes. Generally, if a noteholder sells or otherwise disposes of his Note, he will recognize gain or loss in an amount equal to the difference between the amount you realize on the sale and his adjusted tax basis in your Note. Any such gain or loss recognized will be capital gain or loss if the Note is held as a "capital asset" (generally, property held for investment) with the meaning of Code Section 1221, and will be short term capital gain or loss if the investment has been held for not more than one year. However, certain types of investors (such as banks, thrifts and other financial institutions), and certain investors engaged in risk reduction strategies with respect to the Notes, may not qualify to treat the Notes as capital assets, or the gain or loss therefrom as capital gain or loss.

            In addition, someone that purchases a Note from a noteholder at a discount may become subject to the market discount rules of sections 1276-1278 of the Code. As a result, some or all of the principal paid or the gain recognized upon the disposition of the Note by such holder could be taxed as ordinary interest income.

      d. Foreign investors. Assuming the Notes are respected as debt, interest paid on the Notes to a holder that is a nonresident alien individual, foreign corporation or other non-United States person, referred to as a "foreign person," will be exempt from United States federal income and withholding taxes under the "portfolio interest" provisions so long as (i) the interest is not effectively connected with a trade or business of the recipient in the United States, (ii) the foreign person is not (a) a direct or indirect ten percent or greater shareholder of the Company, (b) a controlled foreign corporation, as that term is defined in the Code, related to the Company, or (c) a bank receiving interest on an extension of credit made pursuant to a loan agreement entered into in the ordinary course of its trade or business. Interest paid to a foreign person that is not engaged in a United States trade or business and that does not qualify under the portfolio interest exemption will generally be subject to a 30% United States withholding tax unless the foreign person qualifies to claim a lower rate under an applicable United States income tax treaty.

            In all events, a holder that is a foreign person must provide required information certifications in order to claim any exemptions or reductions from withholding tax. Foreign investors are urged to consult their tax advisors concerning recently finalized regulations on withholding and related certification requirements generally applicable to payments made after December 31, 2000.

            If a Note were recharacterized as ownership of an equity interest in the Company, or if exemptions from withholding tax are not available, certain payments related to the Notes made to foreign persons would become subject to withholding tax at the rate of 30% and, in the hands of a corporate investor, could become subject to the branch profits tax. We are not required to indemnify a noteholder, or gross-up payments on the Notes, for any withholding taxes.

Information reporting and backup withholding. We will report to our U.S. stockholders and the IRS the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, an investor may be subject to backup withholding generally equal to the fourth lowest rate of Federal income tax then in effect with respect to distributions paid unless such investor (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact; or
(b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. An investor that does not provide us with its correct taxpayer identification number may also be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be allowed as a credit against the investor's income tax liability. In addition, we may be required to withhold a portion of dividends and capital gain distributions to any investors that do not certify under penalties of perjury their non-foreign status to us.

State and local taxes. The Company and its investors may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its investors may not conform to the Federal income tax consequences discussed above. Consequently, prospective investors should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Company's stock or Notes.

            MANAGEMENT FEES

            Pursuant to a management agreement, Specialty Financial receives a management fee payable monthly in arrears consisting of:

            (i) The mortgage loan origination fees or points, usually charged to a borrower for and upon the origination, extension or refinancing of a mortgage loan, up to 2.5% of the loan balance (i.e., 2.5 points) with any additional fees or points paid to the benefit of us. The amount of this fee is determined by competitive conditions, may vary and may have a direct effect on the interest rate a borrower is willing to pay to us.

            (ii) A fee for loan servicing, equal to one-half of one percent of the total mortgage loan portfolio held by us. Retention of this fee by the Manager, in effect, lowers the yield retained by us on its loans.

            (iii) All late payment charges from payments made by borrowers.

            We also pay to Specialty Financial as incentive compensation for each fiscal quarter, an amount equal to 50% of the net income of Specialty Mortgage Trust, before deduction of such incentive compensation, in excess of the annualized return to Specialty Mortgage Trust equal to 12%. The incentive compensation calculation and payment will be made quarterly in arrears. The term "return to Specialty Mortgage Trust" is calculated for the quarter by dividing our taxable income for the quarter by the net worth for the quarter. For such calculations, our "taxable income" means our taxable income before the Manager's incentive compensation, the deduction for dividends paid and net operating loss deductions arising from losses in prior periods. A deduction for our interest expenses for borrowed money is taken when calculating taxable income. "Net worth" for any period means the sum of the gross proceeds from all prior offerings of its equity securities by us, after deducting expenses and costs relating to the offering (or for any period in which new equity securities are issued, the arithmetic weighted average on the prior offering proceeds and the new proceeds for the period), plus our beginning retained earnings (without taking into account any losses incurred in prior periods and excluding amounts reflecting taxable income to be distributed as dividends and amounts reflecting valuation allowance adjustments). The definition "return to Specialty Mortgage Trust" is used only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by stockholders. The incentive compensation payments to Specialty Financial are made before any income distributions are made to our stockholders.

            The Manager's base fee is calculated by the Manager and delivered to us within 15 days after the end of each month. We are obligated to pay the amount of the final base fee in excess of the amount paid to Manager at the beginning of the month pursuant to the Manager's good faith estimate within 30 days after the end of each month. We pay the incentive fee with respect to each fiscal quarter within 15 days following the delivery to us of the Manager's written statement setting forth the computation of the incentive fee for such quarter. The Manager re-computes the quarterly incentive fee within 45 days after the end of each fiscal year, and any required adjustments are paid by us or the Manager within 15 days after the delivery of the Manager's written computation to us.

            Although no management fees will be payable to the Manager solely as a result of issuance of the Notes, to the extent that proceeds of the offering are invested in mortgage loans, the size of the Specialty Mortgage Trust mortgage portfolio will be increased with a corresponding effect on the Manager's base fee.

            Set forth below is a breakdown of the management fees actually paid in 1999, 2000 and 2001.

                   TABLE 4: COMPONENTS OF MANAGER COMPENSATION
                        FOR THE YEARS ENDED DECEMBER 31,

                       BASE FEES
         ------------------------------------
                          LOAN         LATE
         ORIGINATION    SERVICING     PAYMENT        TOTAL        INCENTIVE       TOTAL
             FEES         FEES        CHARGES       BASE FEE    COMPENSATION   COMPENSATION
             ----         ----        -------       --------    ------------   ------------
1999      $  662,651    $148,252      $12,539      $  823,442      $18,480      $  841,922
2000      $  686,950    $179,129      $52,463      $  918,542           --      $  918,542
2001      $1,694,100    $267,469      $35,328      $1,996,897      $88,084      $2,084,981

            ADMINISTRATIVE SERVICES PROVIDED BY THE MANGER

            Specialty Financial, as manager, is responsible for our day-to-day operations and performs such services and activities relating to the assets and operations of Specialty Mortgage Trust as may be appropriate, including:

            (i) representing Specialty Mortgage Trust in connection with the origination or purchase of mortgage loans;

            (ii) in accordance with the directions of the board of directors, investing or reinvesting any money of Specialty Mortgage Trust;

            (iii) furnishing reports and statistical and economic research to Specialty Mortgage Trust regarding Specialty Mortgage Trust's real estate lending activities and the performance of its portfolio of mortgage loans;

            (iv) administering the day-to-day operations of Specialty Mortgage Trust and performing administrative functions necessary in the management of Specialty Mortgage Trust, including the collection of revenues, the payment of Specialty Mortgage Trust's expenses, debts and obligations and the maintenance of appropriate computer services to perform such administrative functions;

            (v) counseling Specialty Mortgage Trust in connection with policy decisions to be made by the Board of Directors;

            (vi) assisting Specialty Mortgage Trust in its use of leverage to finance mortgage loan acquisitions;

            (vii) overseeing the servicing of Specialty Mortgage Trust's mortgage loans;

            (viii) establishing underwriting, appraisal and quality control procedures for the mortgage loans of Specialty Mortgage Trust;

            (ix) conducting a legal document review of each mortgage loan acquired to verify the accuracy and completeness of the information contained in the mortgage loans, security instruments and other pertinent documents in the mortgage file;

            (x) providing Specialty Mortgage Trust with data processing, legal and administrative services to the extent required to implement the business strategy of Specialty Mortgage Trust;

            (xi) providing all actions necessary for compliance by Specialty Mortgage Trust with all federal, state and local regulatory requirements applicable to Specialty Mortgage Trust in respect of its business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings;

            (xii) providing all actions necessary to enable Specialty Mortgage Trust to make required federal, state and local tax filings and reports and generally enable Specialty Mortgage Trust to maintain its status as a REIT, including soliciting stockholders for required information to the extent required by the REIT Provisions of the Code;

            (xiii) communicating on behalf of Specialty Mortgage Trust with the stockholders of Specialty Mortgage Trust as required to satisfy any reporting requirements and to maintain effective relations with such stockholders; and

            (xiv) performing such other services as may be required from time to time for management and other activities relating to the assets of Specialty Mortgage Trust as the board of directors shall reasonably request or the Manager shall deem appropriate under the particular circumstances.

            The Manager may enter into subcontracts with other parties to provide us any such services.

            EXPENSES

            The operating expenses required to be borne by the Manager include compensation and other employment costs, the cost of office space and equipment and all other administrative costs incurred in our day-to-day operations. Those expenses do not include debt service or taxes. While most costs are paid through the Manager from fees earned by the Manager, we do pay directly certain REIT-related expenses such as directors' fees and legal and accounting fees. There are no caps or ceilings on any category of fees, compensation or other expenses payable by us except for compensation payable to the Manager and expenses to be borne by the Manager as described above.

            TERM AND TERMINATION

            The management agreement had an initial term of three years beginning January 30, 1998 and is renewed automatically for successive one-year periods unless we timely deliver a notice of nonrenewal. Upon nonrenewal of the management agreement without cause, a termination fee will be payable to the Manager in an amount equal to the greater of (i) the fair value of the management agreement as established by an independent appraiser, or (ii) 4% of the mortgage loan portfolio of Specialty Mortgage Trust. At December 31, 2001, 4% of our mortgage loan portfolio would be approximately $2.9 million. In addition, we have the right to terminate the management agreement at any time for cause. A majority of our unaffiliated directors (currently 5 of 6 directors are unaffiliated) may determine that the Manager has violated the management agreement in a material respect and, after notice and an opportunity to cure, terminate the agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

            POTENTIAL CONFLICTS OF INTEREST AND LIMITS OF RESPONSIBILITY

            Certain provisions of the management agreement raise potential conflicts of interest or limit the Manager's responsibilities.

            Origination Fee. The first 2.5% (2 1/2 points) of any origination fees (points) collected from the borrower is paid to the Manager as part of the management fee. The size of the mortgage origination fees are market driven but may vary and may have a direct impact upon the interest rate the borrower is willing to pay and, therefore, on the interest income we would receive from the loan.

            Loan Servicing Fee. As part of the management fee, one-half of one percent of the total mortgage loan portfolio is paid to the Manager as a loan-servicing fee. Payment of this fee, in effect, lowers the yield on our mortgage loans. An undue emphasis on increasing the size of the mortgage loan portfolio, thereby increasing the Manager's compensation, could result in the acquisition of riskier or more speculative loans.

            Incentive Fee. We also pay our Manager an incentive fee equal to 50% of our quarterly taxable income in excess of an annualized return of 12% of our net worth for that quarter. If the marketplace works as expected, i.e., higher risk, higher reward, the incentive fee structure to the extent it encourages an undue short-term emphasis on the acquisition of higher yielding loans could result in the acquisition of riskier or more speculative loans.

            Services to Others. The management agreement does not limit or restrict the right of the Manager to engage in any business or render services of any kind to any other person, including the purchase of, or rendering advice to others purchasing, mortgages that meet our policies and criteria. The management agreement does say that the Manager and its officers may not provide services to another mortgage REIT unless a majority of our unaffiliated directors (currently 5 of 6 directors are unaffiliated) confirm that the other mortgage REIT has operating policies and strategies different from ours. Neither Specialty Financial nor its sole owner provide or intend to provide services to any mortgage REIT that is competitive to us or invests in mortgages, which we might invest in, but there is nothing in the management agreement that strictly precludes it.

            No Minimum Time Commitment. The management agreement does not impose a minimum time commitment that the Manager and its personnel must devote to providing services to us. The ability of the Manager to engage in other business activities could reduce the time and effect spent by the Manager on our management.

            Limits of Manager Responsibility. The Manager assumes no responsibility other than to render the services called for under the management agreement in good faith and shall not be responsible for any action of the board of directors in following or declining to follow any advice or recommendations of the Manager. The Manager, its directors, officers, stockholders and employees will not be liable to us, any subsidiary of ours, our subsidiary's stockholders or the unaffiliated directors for any acts or omissions by the Manager, its directors, officers, stockholders or employees under or in connection with the management agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement.

            Indemnification. We have agreed to indemnify the Manager, its directors, officers, stockholders and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the management agreement and not constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties.

ITEM 2.     PROPERTIES

            Our manager, Specialty Financial, operates its executive offices at 6160 Plumas Street, Reno, NV 89509. We do not have any separate offices.

ITEM 3.     LEGAL PROCEEDINGS

            At December 31, 2001, other than litigation in the ordinary course of business involving foreclosures or other exercise of us rights as a creditor, there were no material pending proceedings to which we were a party or of which any of our property was subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On July 16, 2001, we held our Annual Meeting of Shareholders. The results of the meeting were as follows:

            (a) The election of two Class I Directors, Nello Gonfiantini, III and Stephen V. Novacek
            (b) Appointment of Grant Thornton, LLP as the Independent Auditors of the Company for the year 2001

PART II.

ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            On June 30, 2001, we completed the first closing of a private placement for 1,000,000 shares of Class A Convertible Preferred Stock at $11.00 per share for $11.0 million. On September 30, 2001, we completed the second closing of the private placement for 667,221 shares of Class A Convertible Preferred Stock at $11.00 per share for $7.3 million. From the total offering there were 149 investors, 117 of whom were accredited pursuant to Regulation D. In the placement, 1,311,619 shares were issued to individuals (including self-directed retirement accounts and estate planning entities such as family trusts), 168,055 shares were issued to pension plans and 187,547 shares were issued to corporate or partnership business entities.

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

            The preferred stock, pursuant to its terms converted to our common stock, par value $0.01 per share as of October 1, 2001.

ITEM 6.     SELECTED FINANCIAL DATA

            The information in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the financial statements and the notes thereto included elsewhere in this annual report.

FOR THE YEARS ENDED DECEMBER 31,                       2001             2000            1999          1998
STATEMENT OF EARNINGS DATA:

Interest and Dividend Income                         7,797,169        5,715,590       4,450,193      2,279,052
Interest Expense                                       744,020          626,332         263,633         76,877
Net Revenues                                         6,582,893        4,689,258       3,936,560      2,102,175
Net Earnings                                         6,085,129        4,543,772       3,809,424      2,025,870
Basic Earnings Per Share                                  0.79            (1.62)           (.73)          (.28)
Diluted Earnings Per Share                                0.77            (1.62)           (.73)          (.28)
Dividends - Preferred Stock                          4,540,231        5,070,963       4,039,923      2,111,145
Dividends - Common Stock                             2,046,810               --              --             --

BALANCE SHEET DATA (SHOWN AS OF PERIOD END)

Mortgage Loans, net                                 73,331,659       55,863,036      36,105,676     29,600,401
Allowance for Mortgage Loan Losses                  (1,020,321)        (750,000)       (350,000)      (100,000)
Real Estate Owned                                    3,228,139               --              --             --
Total Assets                                        76,742,366       58,667,243      44,132,700     29,835,306
Short-Term Borrowings                                9,475,441       11,005,960       5,217,467      8,212,000
Number of Preferred Shares Outstanding                      --        4,624,276       3,799,700      2,169,588
Number of Common Shares Outstanding                  6,822,703          334,400         320,200        300,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

            Our business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the states of Nevada, Arizona, California, Utah, and Colorado whose needs are generally not being served by traditional financial institutions. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to 10% of Specialty Mortgage Trust, Inc. total assets, although the board of directors may approve exceptions. As of December 31, 2001, there were two mortgage loans which exceeded 10%, which the board approved. Most loans will have terms of two to three years. Our mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by borrower's leasehold interest in real property. Our loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

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

            Specialty Financial, serves as our manager and is responsible for loan originations, loan servicing and our day-to-day operations, subject to the supervision of our board of directors.

            SIGNIFICANT ASPECTS OF YEARS ENDED 2001, 2000 AND 1999

            At December 31, 2001, we owned $73.3 million of mortgage loans and $3.2 million of real estate owned. Our total assets were $76.7 million. The assets were financed with $9.5 million of recourse short-term debt, and $65.0 million of equity. Our equity-to-assets ratio was 84.7% and our debt-to-equity ratio was 18.0%, our average quarterly return on equity for the year ended December 31, 2001 was 11.0%

            At December 31, 2000, we owned $55.9 million of mortgage loans and $0.2 million of mortgage securities. Our total assets were $58.7 million. The assets were financed with $6.6 million in recourse short-term debt, $4.5 million in short-term collateralized lines of credit and $45.3 million of preferred and common equity. Our equity-to-asset ratio was 77.2%; our debt-to-equity ratio was 29.5%, and our average quarterly return on equity for the year ended December 31, 2000 was 10.0%.

            The increase in assets was the result of cash receipts of $18.3 million from the sale of preferred stock on June 30, and September 30, 2001. The decrease in liabilities was the result of the Company not drawing on the line of credit at year-end, whereas at December 31, 2000 the line of credit totaled approximately $4.5 million. Finally, we did not hold deposits on December 31, 2001 whereas we had a $.9 million deposit on December 31, 2000. The increase in stockholders' equity was the result of stockholders reinvesting dividends from earnings in the dividend reinvestment program for the year ending December 31, 2001, and the private placement of preferred stock.

            CHANGES IN FINANCIAL CONDITION

            2001 COMPARED TO 2000

            ASSETS

            Cash and Cash Equivalents. Cash and cash equivalents decreased by $2.6 million (97.8%) as of December 31, 2001, compared to prior year. The decrease was primarily due to several large loans repaid near the end of 2000, making cash available at year-end in 2000. In 2001, the company did not have any large loans repay close near the end of the year. Furthermore, in 2000, the Company had recorded $900,000 in cash held for the purchase and sale of stock on January 1, 2001. In 2001, the Company had established an escrow account, which holds the money for investors for the purchase and sale of stock. The timing of loan funding and the timing of debt or equity issues generally determine the amount of cash held by the Company. It is our goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

            Real Estate Owned. Real estate owned increased by $3.2 million (100%) as of December 31, 2001, compared to prior year. Real estate owned represents property, which was acquired through foreclosure. As of December 31, 2001, Specialty Mortgage Trust had foreclosed on two loans. These properties are in various stages of development. As of

            December 31, 2001, the property includes 15 unfinished residential lots that are for sale, 102 undeveloped lots that are tentatively mapped and will be fully developed and offered for sale, and 2 office buildings that are for sale.

            Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses increased by $17.2 million (31.2%) as of December 31, 2001, compared to prior year. This increase in mortgage loans was due primarily to additional cash available to fund loans through the stock issuances of June 30, 2001 and September 30, 2001 of approximately $18.3 million.

            LIABILITIES

            Dividends Payable. Dividends payable increased by $660,000 (47.5%) as of December 31, 2001, compared to prior year. This was primarily due to the fact that there were 2,198,427 additional shares of capital stock that paid dividends. The actual payout per share remained the same. The increase in stock was due to two closing of private placements shares of Class A Convertible Preferred Stock on June 30, 2001 and September 30, 2001. Further, on October 1, 2001, the Company's Class A Convertible Preferred Stock converted to Common Stock. Due to our REIT status the Board of Directors must declare dividends for the fourth quarter in December of the earnings year. Therefore, this dividend carries over the fiscal year and was paid in January 2002.

            Lines of Credit. Lines of credit decreased by $4.5 million (100%) as of December 31, 2001, compared to prior year. This line item represents collateralized short-term borrowings from banks and will fluctuate over time due to loan funding needs, loan prepayments and other debt and equity issues. Use of lines of credit was minimal during the year because we sold collateralized notes to fund loans rather than use higher cost lines of credit.

            Collateralized Notes. Collaterized notes increased $2.9 million (44.6%) as of December 31, 2001, compared to prior year. This was due primarily to notes being offered at a lower interest rate than the interest rates on our lines of credit to fund loans. Our collateralized notes were authorized for public sale January 19, 2001.

            2000 COMPARED TO 1999

            ASSETS

            Cash and Cash Equivalents. Cash and cash equivalents decreased by $5.4 million (67.3%) as of December 31, 2000, compared to 1999. The fluctuation in cash at anytime is a function of the Company's ability to fund new loans. As loans payoff, the proceeds are placed in a cash account and used to fund new loans or the cash is used to pay down bank lines of credit. The amount of cash held by the Company is generally determined by future loan fundings. It is our goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

            Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses increased by $19.4 million (54.2%) as of December 31, 2000, compared to 1999. This increase in mortgage loans was due to our efforts to acquire loans for our portfolio with the available capital.

            LIABILITIES

            Dividends Payable. Dividends payable increased by $307,000 (28.5%) as of December 31, 2000, compared to 1999. This represents a carry over dividend from December of the current year to be paid in January of the next year. Due to our REIT status, the Board of Directors must declare dividends for the fourth quarter in December of the earnings year. Therefore this dividend carries over the fiscal year and is due in January.

            Lines of Credit. Lines of credit increased by $4.5 million (100.0%) as of December 31, 2000, compared to 1999. This line item represents collateralized short-term borrowings from banks and will fluctuate over time due to loan funding needs, loan prepayments and other debt and equity issues. Additionally when we issue stock through private placements, the net proceeds have been used to first pay down bank lines of credit. These lines of credit are secured by mortgage loans pledged by Specialty Mortgage Trust.

            Collateralized Notes. Collaterized notes increased $1.3 million (25.6%) as of December 31, 2000, compared to 1999. This represents the private placement of mortgage-backed notes issued with maturities ranging from 1 to 12 months. These notes are secured by mortgage loans held in Specialty Mortgage Trust's portfolio.

            RESULTS OF OPERATIONS

            The rate/volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

            Our operating results include all of the reported income of our mortgage finance operation.

                                            YEAR ENDED                                   YEAR ENDED
                                        DECEMBER 31, 2001                            DECEMBER 31, 2000
                                            OVER/UNDER                                   OVER/UNDER
                                        DECEMBER 31, 2000                            DECEMBER 31, 1999
                             ---------------------------------------       ---------------------------------------
                                 NET                                           NET
                               CHANGE          RATE          VOLUME          CHANGE         RATE          VOLUME
INTEREST INCOME
         Mortgage Loans      2,175,681       587,324       1,588,357       1,225,581      (209,703)      1,435,824
         Cash Accounts         (71,038)      (67,219)         (3,819)          1,776        48,547         (46,771)
                             ---------       -------       ---------       ---------      --------       ---------
                  Total      2,104,643       520,105       1,584,538       1,227,357      (161,156)      1,388,513
                             =========       =======       =========       =========      ========       =========

INTEREST EXPENSE
         Line of Credit       (117,894)       15,544        (133,438)        106,138         9,629          96,509
         Collaterized Notes    235,582       (33,738)        269,320         256,561         5,719         250,842
                             ---------       -------       ---------       ---------      --------       ---------
                  Total        117,688       (18,194)        135,882         362,699        15,348         347,351
                             =========       =======       =========       =========      ========       =========

                             ---------       -------       ---------       ---------      --------       ---------
Change in net
   interest income           1,986,955       538,299       1,448,656         864,658      (176,504)      1,041,162
                             ---------       -------       ---------       ---------      --------       ---------

            2001 COMPARED TO 2000

            Interest Income, Mortgage Loans. Interest income from mortgage loans increased $2.2 million (39.3%) for the year ended December 31, 2001 as compared to 2000. The increase was due primarily to additional funds invested in mortgage loans as a result of increased cash available from the private placement of new preferred stock on June 30, 2001 and September 30, 2001. Additional factors included dividend reinvestments during the period, an increase in interest rates, and the use of short-term borrowings to fund a corresponding increase in loan demand.

            Total Interest Expense. Interest expense increased $118,000 (18.8%) for the year ended December 31, 2001 as compared to 2000. The increase was due primarily to higher average borrowings outstanding as the Company utilized its ability to issue collaterized notes to fund the increased loan demand.

            Total Expenses. Total expenses increased $353,000 (242.1%) for the year ended December 31, 2001 as compared to 2000. The increase was due primarily to advertising costs for sale of collaterized notes, non cash compensation expense resulting from the grant of common stock options, professional fees in conjunction with SEC reporting, and management fees related to the operations of the Company. General and Administrative expenses are a small portion of our net revenues since the Manager pays for most expenses directly.

            2000 COMPARED TO 1999

            Interest Income, Mortgage Loans. Interest income from mortgage loans increased $1.2 million (28.4%) for the year ended December 31, 2000, as compared to the 1999. The increase was due primarily as a result of higher volumes of mortgage loans, in part decreased by the lower mortgage loan rates during the year. The increase in interest volume is mainly due to increased cash available from private placement of new stock and to a lesser degree the use of short-term borrowings.

            Total Interest Expense. Interest expense increased $363,000 (137.6%) for the year ended December 31, 2000, as compared to the 1999. The increase was primarily a result of increase in use short term borrowings.

            Total Expenses. Total expenses increased $21,000 (17.2%) for the year ended December 31, 2000, as compared to the 1999. This increase was primarily due to stock option compensation recorded. In addition, the company began an advertising campaign during the later part of 2000. Total expenses are a small portion of our net revenues since the Manager pays for most expenses directly.

            INTEREST RATE/MARKET/CREDIT RISK

            We seek to manage the interest rate, credit and market risk of our portfolio. By originating short-term loans (generally less than three years), we can significantly reduce the risk of changing interest rates. Additionally, we continue to stress the quality of our borrowers through our underwriting guidelines and loss mitigation through our servicing procedures. In this way we seek to control credit risk. Although the majority of our loans are in the state of Nevada, we are also acquiring loans in Arizona, California, Utah, and Colorado.

            The following table sets forth the weighted average yield earned on our assets and the weighted average expense of our liabilities for the periods shown.

            INTEREST RATE/ MARKET/ CREDIT RISK

            FOR THE YEARS ENDED DECEMBER 31,

                                               2001          2000          1999
                                              -----         -----         -----
INTEREST INCOME
   Mortgage Loans                             12.65%        11.51%        12.08%
   Cash Accounts                               2.14%         4.89%         3.27%

INTEREST EXPENSE
   Line of Credit                              8.81%         7.96%         6.89%
   Collaterized Notes                          7.22%         7.75%         7.55%

      Net Interest Spread                      4.95%         3.38%         3.84%

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

            Secondly, the payoff and prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $73.3 million we would anticipate annual cash flows from principal pay downs of approximately $20.0 million. As we continue to issue collateralized notes, our portfolio will increase as will the cash flow from principal pay downs. Again, normally these funds are used to originate new mortgage loans, but can be used in other ways.

            Lastly, we have two lines of credit with commercial banks to provide another level of liquidity. We can borrow up to $5 million on one of the lines to provide funding for new loans and $3.0 million on the other, for an aggregate of $8.0 million. Both lines of credit extend through July 1, 2002. Both of the lines are collateralized by mortgage loans and borrowings under the lines bear interest at the applicable bank's prime or reference rate. We are required to comply with various operating and financial covenants in the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, and (ii) maximum debt-to-equity ratio. We are in compliance with these covenants.

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

            RISK MANAGEMENT AND THE ALLOWANCE FOR LOAN LOSSES

            The loan portfolio is the Company's primary asset subject to credit risk. To reflect this credit risk, the Company sets aside an allowance or reserve for credit losses through periodic changes to earnings. These charges are shown in the Company's Statement of Earnings as provision for loan losses. Credit risk is managed and monitored through the use of lending standards, a thorough review of potential borrowers, and an on-going review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses. All specifically identifiable and qualifiable losses are immediately charged off against the allowance. Charged-off loans are subject to periodic review, and specific efforts are taken to achieve maximum recovery of principal and interest.

            Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to determine whether the allowance is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Valuation of the adequacy of the allowance for loan losses is based primarily on management's periodic assessment and grading of the loan portfolio as described below. Additional factors considered by management include the consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other regulatory or legal issues that could affect credit losses.

            Loans are initially graded when originated. They are re-graded on a quarterly basis and numerous factors are considered such as renewal, loans to the same borrower, identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. The loan review, or grading process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported quarterly to the directors for action to be taken. Watch list loans are those loans considered as having weakness detected in character, capacity to repay or balance sheet concerns and prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

            -     Adverse financial trends and condition

            -     Decline in the entire industry

            -     Managerial problems

            - Customer's failure to provide financial information or other collateral documentation

            -     Repeated delinquency, overdrafts or renewals.

            The loan review process reviews every significant problem credit and assessments are performed quarterly to confirm the risk rating to that credit, proper accounting and the adequacy of loan loss reserve assigned.

            After reviewing the loan portfolio, management will allocate or assign a portion of the allowance for loan loss to groups of loans and individual loans to cover management's estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and No 118 (SFAS
            118) "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover management's best estimate of probable losses, management records additional provision for credit loss. If the allowance is greater than required at that point in time, provision expense is adjusted accordingly.

            While management uses available information to recognize losses on loans, future adjustments to the allowance for loan loss may be necessary based on changes in economic conditions and the impact of such changes on the Company's borrowers.

            Consistent with US GAAP and with the methodologies used in estimating the unidentified losses in the loan loss portfolio, the allowance for loan loss consists of several components.

            First the allowance includes a component resulting from the application of the measurement criteria of SFAS 114 and SFAS 118.

            The second or "unallocated" component of the allowance for loan loss is a component that is intended to absorb losses that may not be provided for by the other component. There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in portfolios, and the unallocated portion of the allowance for loan loss is used to provide for the losses that have occurred because there are limitations to any credit risk grading process. Even for experienced loan reviewers, grading loans and estimating losses involves a significant degree of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. In addition, it is possible that grading and loan review may be done without knowing whether all relevant facts are at hand. For example, troubled borrowers may inadvertently or deliberately omit important information from correspondence with lending officers regarding their financial condition and the diminished strength of repayment sources.

            While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at December 31, 2001.

            NON-PERFORMING LOANS, POTENTIAL PROBLEM LOANS, AND OTHER REAL ESTATE

            Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss. This is accomplished by monitoring and reviewing credit policies and procedures on a regular basis.

            The accrual of interest income is discontinued when a loan becomes 90 days past due as a principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.

            REAL ESTATE OWNED

            Real estate owned includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell. Expenses related to the improvement of the fair market value of the property are capitalized. All other expenses are expensed.

            In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of, the Company periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of real estate owned for the twelve months ended December 31, 2001.

            On December 31, 2001, our real estate owned totaled $3,228,139. The properties owned consist of 15 finished residential lots, 102 undeveloped lots and 2 office buildings, which, were transferred from, mortgage loans to real estate owned upon foreclosure.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

            Loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, principal and interest payments with a balloon payment at the end of the loan term, or interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 10% increase or decrease in general interest rates (from those prevailing at December 31, 2001) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona or California could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

ITEM 8.     FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

      Board of Directors
      Specialty Mortgage Trust, Inc.

      We have audited the accompanying balance sheets of Specialty Mortgage Trust, Inc. as of December 31, 2001 and 2000, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialty Mortgage Trust, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                             /s/ GRANT THORNTON LLP

      Reno, Nevada
      January 25, 2002

SPECIALTY MORTGAGE TRUST, INC.
BALANCE SHEETS
DECEMBER 31,

                                     ASSETS
                                                                     2001             2000
                                                                 -----------      -----------
ASSETS
    Cash and cash equivalents                                    $    58,989      $ 2,619,717
    Accrued interest receivable                                      836,837          518,340
    Investments                                                           --          248,517
    Real estate owned, (held for sale)                             3,228,139               --
    Mortgage loans held for investment, net of
      allowance for loan losses of $1,020,321 and $750,000
      at December 31, 2001 and 2000, respectively                 72,311,338       55,113,036
    Deferred charges                                                 306,475          167,633
    Other assets                                                         588               --
                                                                 -----------      -----------

    Total assets                                                 $76,742,366      $58,667,243
                                                                 ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Dividends payable                                            $ 2,046,811      $ 1,387,283
    Accounts payable                                                  99,233           25,545
    Deposits                                                              --          923,406
    Accrued interest payable                                          16,699           26,077
    Lines of credit                                                       --        4,452,500
    Collateralized notes                                           8,395,919        5,663,505
    Collaterized notes - related party                             1,079,522          889,955
    Deferred revenue                                                  78,144            8,186
                                                                 -----------      -----------
        Total liabilities                                         11,716,328       13,376,457
                                                                 -----------      -----------

STOCKHOLDERS' EQUITY
    Class A Convertible Preferred Stock; $0.01 par
      value; 3,531,915 and 5,000,000 shares authorized;
      0 and 4,624,276 shares issued and outstanding as of
      December 31, 2001 and 2000, respectively, ($46,243,000
      liquidation preference at December 31, 2000)                        --           46,243
    Common stock; $0.01 par value; 46,468,085 and 45,000,000
      shares authorized; 6,822,703 and 334,400 shares issued
      and outstanding as of December 31, 2001 and 2000,
      respectively                                                    68,227            3,344
    Additional paid-in capital                                    64,957,811       45,242,156
    Retained earnings                                                     --               --
    Accumulated other comprehensive loss                                  --             (957)
                                                                 -----------      -----------
    Total stockholders' equity                                    65,026,038       45,290,786
                                                                 -----------      -----------
    Total liabilities and stockholders equity                    $76,742,366      $58,667,243
                                                                 ===========      ===========

The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31,

                                                       2001            2000             1999
                                                    ----------      ----------       ----------
REVENUES
    Interest and dividend income
        Mortgage loans                              $7,713,354      $5,537,673       $4,312,092
        Cash accounts                                   52,191         123,229          121,453
        Discount on loans                               24,527          26,300           16,648
        Dividends                                        7,097          28,388               --
                                                    ----------      ----------       ----------
            Total interest and dividend income       7,797,169       5,715,590        4,450,193
                                                    ----------      ----------       ----------

    Interest expense
        Lines of credit                                 42,772         160,666           54,528
        Collateralized notes                           701,248         465,666          209,105
                                                    ----------      ----------       ----------
            Total interest expense                     744,020         626,332          263,633
                                                    ----------      ----------       ----------
            Net interest and dividend income         7,053,149       5,089,258        4,186,560
    Provision for loan losses                          496,427         400,000          250,000
                                                    ----------      ----------       ----------

            Net interest income after
                provision for loan losses            6,556,772       4,689,258        3,936,560

            Investment Gain                             10,392              --               --
            Other Income                                15,779              --               --
                                                    ----------      ----------       ----------
            Net revenues                             6,582,893       4,689,258        3,936,560
                                                    ----------      ----------       ----------

EXPENSES
    General and administrative                         389,757         133,903           93,664
    Management and directors' fees                     108,007          11,583           30,480
                                                    ----------      ----------       ----------
            Total expenses                             497,764         145,486          124,144
                                                    ----------      ----------       ----------
            Earnings before income taxes             6,085,129       4,543,772        3,812,416
    Income taxes                                            --              --            2,992
                                                    ----------      ----------       ----------

            NET EARNINGS                             6,085,129       4,543,772        3,809,424

    Preferred Stock Dividend                         4,540,231       5,070,963        4,039,923
                                                    ----------      ----------       ----------

            NET INCOME (LOSS) ATTRIBUTABLE
            TO COMMON STOCK                         $1,544,898      $ (527,191)      $ (230,499)
                                                    ==========      ==========       ==========

BASIC EARNINGS PER SHARE                                  0.79           (1.62)           (0.73)
                                                    ==========      ==========       ==========

DILUTED EARNINGS PER SHARE                                0.77           (1.62)           (0.73)
                                                    ==========      ==========       ==========

The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                             CLASS A CONVERTIBLE
                                               PREFERRED STOCK                   COMMON STOCK
                                          ------------------------         -----------------------
                                           SHARES          AMOUNT            SHARES        AMOUNT
                                          ---------       --------         ---------       -------
BALANCE, JANUARY 1, 1999                  2,169,588       $ 21,696           300,000       $ 3,000

Stock options exercised                          --             --            20,200           202

Preferred Stock issued (net
  of offering costs of $39,780)           1,430,196         14,302                --            --

Dividends reinvested for
Preferred Stock                              24,628            246                --            --

Mortgages and collateralized
  notes received for Preferred
  Stock                                     175,288          1,753                --            --

Net earnings                                     --             --                --            --

Dividends declared on
  Preferred Stock                                --             --                --            --
                                          ---------       --------         ---------       -------
BALANCE, DECEMBER 31, 1999                3,799,700         37,997           320,200         3,202

Comprehensive income:
    Net earnings                                 --             --                --            --
    Net unrealized loss on
      investment available-for-sale

    Total comprehensive
      income

Stock options exercised                          --             --            14,200           142

Preferred Stock issued (net
  of offering costs of $13,389)             569,890          5,699                --            --

Collateralized notes received
  for Preferred Stock                       119,430          1,194                --            --

Dividends reinvested for
  Preferred Stock (net of
  offering costs of $4,274)                 135,256          1,353                --            --

Dividends declared on
  Preferred Stock                                --             --                --            --
                                          ---------       --------         ---------       -------

BALANCE, DECEMBER 31, 2000                4,624,276       $ 46,243           334,400       $ 3,344

                                                                           ACCUMULATED
                                           ADDITIONAL                         OTHER
                                            PAID-IN           RETAINED    COMPREHENSIVE
                                            CAPITAL           EARNINGS         LOSS          TOTAL
                                          -----------       -----------   -------------   -----------
BALANCE, JANUARY 1, 1999                  $21,597,108       $   (85,275)      $  --       $21,536,529

Stock options exercised                           828                --          --             1,030

Preferred Stock issued (net
  of offering costs of $39,780)            14,247,878                --          --        14,262,180

Dividends reinvested for
Preferred Stock                               246,034                --          --           246,280

Mortgages and collateralized
  notes received for Preferred
  Stock                                     1,751,131                --          --         1,752,884

Net earnings                                       --         3,809,424          --         3,809,424

Dividends declared on
  Preferred Stock                            (315,774)       (3,724,149)         --        (4,039,923)
                                          -----------       -----------       -----       -----------
BALANCE, DECEMBER 31, 1999                 37,527,205                --          --        37,568,404

Comprehensive income:
    Net earnings                                   --         4,543,772          --         4,543,772
    Net unrealized loss on
      investment available-for-sale                                            (957)             (957)
                                                                                          -----------
    Total comprehensive
      income                                                                                4,542,815

Stock options exercised                        22,291                --          --            22,433

Preferred Stock issued (net
  of offering costs of $13,389)             5,679,812                --          --         5,685,511

Collateralized notes received
  for Preferred Stock                       1,193,106                --          --         1,194,300

Dividends reinvested for
  Preferred Stock (net of
  offering costs of $4,274)                 1,346,933                --          --         1,348,286

Dividends declared on
  Preferred Stock                            (527,191)       (4,543,772)         --        (5,070,963)
                                          -----------       -----------       -----       -----------

BALANCE, DECEMBER 31, 2000                $45,242,156       $        --       $(957)      $45,290,786

The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                             CLASS A CONVERTIBLE
                                               PREFERRED STOCK                   COMMON STOCK
                                          ------------------------         -----------------------
                                           SHARES          AMOUNT            SHARES        AMOUNT
                                          ---------       --------         ---------       -------
BALANCE, DECEMBER 31, 2000                4,624,276       $ 46,243           334,400       $ 3,344

Comprehensive income:
    Net earnings                                 --             --                --            --
    Net unrealized loss on
      investment available-for-sale
    Reclassification adjustment

        Total comprehensive
          income

Stock options exercised                          --             --            20,218           202

Non-employee stock option
  expense                                        --             --                --            --

Collaterized notes received for
  Preferred Stock                           270,284          2,703                --            --

Dividends reinvested for
  Preferred Stock                           176,588          1,766                --            --

Preferred stock issued, (net of
  offering costs of $48,982)              1,396,937         13,969

Conversion of preferred stock
  to common stock                        (6,468,085)       (64,681)        6,468,085        64,681

Dividends declared on
  Preferred Stock

Dividends declared on
  Common Stock
                                          ---------       --------         ---------       -------

BALANCE, DECEMBER 31, 2001                       --       $     --         6,822,703       $68,227
                                          =========       ========         =========       =======

                                                                           ACCUMULATED
                                           ADDITIONAL                         OTHER
                                            PAID-IN           RETAINED    COMPREHENSIVE
                                            CAPITAL           EARNINGS         LOSS          TOTAL
                                          -----------       -----------   -------------   -----------
BALANCE, DECEMBER 31, 2000               $45,242,156       $        --       $(957)      $45,290,786

Comprehensive income:
    Net earnings                                   --         6,085,129          --         6,085,129
    Net unrealized loss on
      investment available-for-sale                                          11,349            11,349
    Reclassification adjustment                                             (10,392)          (10,392)
                                                                                          -----------
        Total comprehensive
          income                                                                            6,086,086

Stock options exercised                        21,250                --          --            21,452

Non-employee stock option
  expense                                      70,558                --          --            70,558

Collaterized notes received for
  Preferred Stock                           2,970,425                --          --         2,973,128

Dividends reinvested for
  Preferred Stock                           1,851,982                --          --         1,853,748

Preferred stock issued, (net of
  offering costs of $48,982)               15,303,352                                      15,317,321

Conversion of preferred stock
  to common stock                                                                                  --

Dividends declared on
  Preferred Stock                                            (4,540,231)                   (4,540,231)

Dividends declared on
  Common Stock                               (501,912)       (1,544,898)                   (2,046,810)
                                          -----------       -----------     -------       -----------

BALANCE, DECEMBER 31, 2001                $64,957,811       $        --     $    --       $65,026,038
                                          ===========       ===========     =======       ===========

The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

                                                                   2001               2000               1999
                                                               ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                               $  6,085,129       $  4,543,772       $  3,809,424
                                                               ------------       ------------       ------------
    Adjustment to reconcile net earnings to net cash
      provided by operating activities:
        Amortization                                                 54,117             45,235             56,398
        Provision for loan losses                                   496,427            400,000            250,000
        Write off of Bad Debt                                        (1,107)
        Non-cash collateralized notes interest reinvested           611,854            355,013             38,467
        Non-cash stock compensation                                  70,558             21,093                 --
        Gain on investments                                         (10,392)                --                 --
        Changes in assets and liabilities:
            Deferred Charges                                          8,391                 --                 --
            Accrued interest receivable                            (318,497)          (175,007)           (89,981)
            Other assets                                               (588)             4,650             (4,650)
            Accounts payable                                         73,688              7,828            (31,845)
            Accrued interest payable                                 (9,378)            26,077            (31,996)
            Deferred revenue                                         69,958            (16,051)            19,018
                                                               ------------       ------------       ------------
                Total adjustments                                 1,045,031            668,838            205,411
                                                               ------------       ------------       ------------

                Net cash provided by operating activities         7,130,160          5,212,610          4,014,835
                                                               ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mortgage loans held for investment              (40,186,112)       (47,451,201)       (22,968,157)
    Investment in real estate owned                                (404,577)                --                 --
    Principal repayments of mortgage loans held for
      investment                                                 19,668,928         27,693,835         17,961,772
    Purchase from (purchases of) investments                        259,866           (249,474)                --
                                                               ------------       ------------       ------------
                Net cash used in investing activities           (20,661,895)       (20,006,840)        (5,006,385)
                                                               ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Preferred Stock offering, net                  15,317,321          5,685,511         14,262,180
    Proceeds from Common Stock options exercised                     21,452              1,340              1,030
    Deposits received for preferred stock offering                 (923,406)           698,406            225,000
    Cash dividends paid                                          (4,073,765)        (3,415,269)        (2,713,768)
    Net (payments)/proceeds on line of credit                    (4,452,500)         4,452,500         (6,518,000)
    Proceeds on collateralized notes                              9,104,634          4,627,694          4,523,000
    Principal payments on collateralized notes                   (3,821,379)        (2,452,414)          (784,000)
    Debt issue costs                                               (201,350)          (182,530)           (22,500)
                                                               ------------       ------------       ------------
                Net cash provided by financing activities        10,971,007          9,415,238          8,972,942
                                                               ------------       ------------       ------------

                NET INCREASE (DECREASE) IN
                  CASH AND CASH EQUIVALENTS                      (2,560,728)        (5,378,992)         7,981,392

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    2,619,717          7,998,709             17,317
                                                               ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $     58,989       $  2,619,717       $  7,998,709
                                                               ------------       ------------       ------------

The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED DECEMBER 31,

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                     $    151,649       $    245,242       $    253,403
                                                               ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Mortgage loans exchanged for the issuance of
      Preferred Stock                                          $         --       $         --       $  1,498,884
                                                               ============       ============       ============
    Mortgage loan foreclosure transfer to real
      estate owned                                             $  2,823,562                 --                 --
                                                               ============       ============       ============
    Collateralized notes exchanged for the issuance
      of Preferred Stock                                       $  2,973,128       $  1,194,300       $    254,000
                                                               ============       ============       ============
    Collateralized notes refinanced at maturity                $ 10,302,823       $  9,083,292       $  4,147,000
                                                               ============       ============       ============
    Collateralized notes interest reinvested                   $    611,854       $    355,013       $     38,467
                                                               ============       ============       ============
    Dividends declared but not paid                            $  2,046,811       $  1,387,283       $  1,079,875
                                                               ============       ============       ============
    Dividends reinvested for Preferred Stock                   $  1,853,748       $  1,348,286       $    246,280
                                                               ============       ============       ============

The accompanying notes are an integral part of the statements.

SPECIALTY MORTGAGE TRUST, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The financial statements of Specialty Mortgage Trust, Inc. are prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP). In preparing the financial statements in accordance with US GAAP, management is required to make estimates and assumptions that effect the reported amounts. Actual results could differ from those estimates. The following is a summary of significant accounting and reporting policies used in preparing the financial statements.

      a. NATURE OF BUSINESS

      Specialty Mortgage Trust, Inc. (the "Company") is a Maryland corporation, which acquires and holds mortgage loans secured by property located in Nevada, California, Arizona, Utah and Colorado. The Company's strategy is to focus on small commercial mortgage loans (generally less than 10% of total assets per loan), land loans, and non-conforming single-family and small multi-family (generally less than twenty units) residential mortgage loans. The Company has elected to be a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (the "Manager"), a private mortgage finance business operating in Nevada and wholly owned by the Company's President and Chairman of the Board of Directors. The Company was incorporated on October 21, 1997 and began operations on January 31, 1998 following the initial closing of the Company's private placement.

      The Company operates as one business segment. The Company has evaluated the applicability of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires reporting business segments and information, including how the segments are determined, products and services provided, and changes in the measurement of segment accounting from period to period.

      b. CASH EQUIVALENTS

      For purposes of the Statement of Cash Flows, the Company considers money market accounts to be cash equivalents.

      c. INVESTMENTS

      The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available-for-sale. Available-for-sale securities are recorded at fair value on the balance sheet, with the change in fair value during the period excluded from earnings and included as a component of other comprehensive income.

      d. STOCK OPTIONS

      The Company accounts for stock based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, which calls for companies to measure stock compensation expense based upon the fair value method of accounting. The Company also adopted SFAS 123 for directors.

      e. ADVERTISING

      The Company expenses the costs of advertising as incurred. Total advertising expense for the years ended December 31, 2001, 2000 and 1999 was $59,610, $10,000, and $0, respectively.

      f. MORTGAGE LOANS

      The Company has both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost.

      Mortgage loans exchanged for preferred stock from affiliated enterprises were recorded at fair value.

      Substantially all the mortgage loans are originated by the Manager, in the name of the Manager, and simultaneously sold to the Company servicing retained.

      The Company follows the Financial Accounting Standards Board's Statement No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under Statement No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. Statement No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 118 clarifies interest income recognition and disclosures of Statement No. 114.

      The Company does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company's investment in the loan is fully recoverable.

      g. REVENUE RECOGNITION

      Interest is recognized as revenue when earned according to the terms of the loan.

      Mortgage loan origination fees or points, charged to a borrower for and upon the origination, extension or refinancing of a mortgage loan, in excess of 2.5% are paid to the Company effectively discounting the purchase price of the loan and are amortized by the effective interest method over the contractual life of the loan. Mortgage loan origination fees or points up to 2.5% are earned by the Manager, prior to the purchase of the mortgage loans by the Company.

      h. DEFERRED CHARGES

      Deferred charges are costs associated with origination of collateralized notes and line of credit fees, which are amortized by the effective interest method over the contractual life of the related obligation.

      i. INCOME TAXES

      The Company has qualified as a REIT and generally is not subject to federal income taxes on the portion of taxable income, which is distributed to its stockholders. The Company is, however, subject to federal income taxes for taxable income not distributed.

      Taxable income that is distributed is taxable to the stockholders as ordinary income.

      j. ALLOWANCE FOR LOAN LOSSES

      The Company maintains an allowance for possible credit losses on mortgage loans. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans, review of collateral and general economic conditions. Additions to the reserve are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve.

      k. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Financial Accounting Standards Board's Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of certain of the Company's assets. The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

            (a) Cash and Cash Equivalents. The carrying amount approximates fair value because of the relatively short maturity of these instruments.

            (b)   Investments. Carried at quoted market value.

            (c) Mortgage Loans Held for Investment. The carrying value of these instruments approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made. The allowance for loan losses should also be considered in evaluating the fair value of mortgage loans.

            (d) Lines of Credit and Collateralized Notes. The fair value of the Company's lines of credit and collateralized notes are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

      l. RECENT ACCOUNTING PRONOUNCEMENTS

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

      In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-lived Assets." This statement supersedes SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, or Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This statement retains the fundamental provisions of SFAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 15, 2001 and interim periods within these fiscal years, with early adoption encouraged. The Company is currently evaluating the impact of the adoption of SFAS 144 but does not expect its impact to be material.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. Beginning on January 1, 2003, the new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction and development and (or) normal operation of long-lived assets. Adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

      m. EARNINGS PER SHARE

      Basic Earnings Per Share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. In arriving at income available to common stockholders, preferred stock dividends were deducted in each period presented. Diluted EPS reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock.

      n. RECLASSIFICATIONS

      The prior year financial statements reflected certain reclassifications, which have no effect on net earnings, to conform to the classifications of the current year.

NOTE 2. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentrations of credit and market risk include cash and mortgage loans.

The Company maintains cash deposit accounts, which, at times, may exceed federally insured limits.

Substantially all of the loans purchased by the Company are fixed rate loans secured by the first deed of trust on small commercial, land, nonconforming, and small multi-family properties. Maturities on the mortgage loans range from one to seven years.

Concentration of mortgage loans exist in northern Nevada and southern Nevada with approximately 17% and 27% for 2001 and 26% and 34% for 2000. As such, the Company has a significant geographic concentration of credit risk that may be adversely affected by periods of economic decline.

Concentration of mortgage loan products consists in land loans. As such, the Company has a significant product concentration of credit risk that may be adversely affected by periods of economic decline. The following table illustrates the concentration percentages by product type:

                                                              December 31,
                                                        ------------------------
                                                        2001                2000
                                                        ----                ----
Land                                                     82%                 83%
Construction                                             10%                  4%
Commercial
building                                                  3%                  8%
Other                                                     5%                  5%
                                                        ---                 ---

Total                                                   100%                100%
                                                        ===                 ===

A significant portion of the Company's mortgage loans will require the borrower to make a balloon payment of the principal at maturity. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to refinance or raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan may have an adverse effect on the borrower's ability to refinance the loan.

Group concentration of credit risk exists in borrowers of mortgage loans. At December 31, 2001 and 2000, 45% and 41% of mortgage loans were concentrated in multiple loans to eight and seven borrowers, respectively. The amount of loss is limited to the recorded amounts of the loans of $34,766,370 and $22,788,309 at December 31, 2001 and 2000, respectively. Multiple loans to one borrower or to related entities generally contain cross default provisions. At December 31, 2000 and 2001, there were no instances of loans with cross default provisions in excess of 10% of the portfolio. However, the portfolio had two loans which exceeded 10% of total assets for $8,214,105 and $8,537,928 at December 31, 2001. No other security other than the collateral property supports these financial instruments. As such the Company has a significant borrower concentration of credit risk that may be adversely affected by periods of economic decline.

NOTE 3. REAL ESTATE OWNED (HELD FOR SALE)

Real estate owned includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell.

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of, the Company records assets at the lower of carrying amount or fair value less cost to sell.

On December 31, 2001, Specialty Mortgage Trust, Inc. real estate owned totaled $3,228,139. The properties owned costs of 15 finished residential lots, 102 undeveloped lots and 2 office buildings, which, were transferred from, mortgage loans to real estate owned upon foreclosure.

NOTE 4. MORTGAGE LOANS HELD FOR INVESTMENT

MORTGAGE LOAN PRODUCTS

The Company has four mortgage loan products consisting of land, construction, commercial building and other. Substantially all mortgage loans have similar effective interest rates ranging from 12% to 13%. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates the Company does not compile and report revenues by product type. The following table sets forth balances of mortgage loans by product type:

                                                  2001                   2000
                                              -----------            -----------
Land                                          $58,870,334            $46,648,433
Construction                                    7,475,997              2,147,564
Commercial building                             2,109,915              4,315,066
Other                                           3,875,413              2,751,973
                                              -----------            -----------

                                              $73,331,659            $55,863,036
                                              ===========            ===========

ALLOWANCE FOR LOAN LOSSES

The loan portfolio is the Company's primary asset subject to credit risk. To reflect this credit risk, the Company sets aside an allowance or reserve for credit losses through periodic charges to earnings. While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at December 31, 2001 and 2000. During the year ended December 31, 2001 and 2000, the Company has increased the provision for loan losses $496,427 and $400,000 and recorded charge offs of $226,106 and $ 0, respectfully.

DELINQUENT LOANS

At December 31, 2001, the company had four loans with a principal balance totaling approximately $348,000 delinquent in interest payments only. The average loan to value on these loans was 90% and the company has recorded a specific allowance of approximately $3,500 for the year ended December 31, 2001 related to these loans. Also, at December 31, 2001, the company had four loans with a principal balance totaling approximately $3.5 million delinquent in principal and interest payments. The average loan to value on these loans was 74% and the company has recorded a specific allowance of $91,321 during the year ended December 31, 2001. Included in the loans delinquent for principal and interest were three loans totaling $1,883,000 that were in the process of foreclosure proceedings or entered foreclosure proceedings after December 31, 2001. Accrued interest on all delinquent loans at December 31, 2001 was approximately $84,000. Management has evaluated the collectability of the loans in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrowers ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the company's management has recorded an allowance for loan losses based upon these factors.

NOTE 5. BANK LINES OF CREDIT

At December 31, 2000, the Company maintained three revolving lines of credit. One line of credit allowed the Company to borrow up to $2,500,000 to provide funding for new loans. This line bears interest at the bank's base rate (9.5% at December 31, 2000) and matured July 1, 2001. The other two lines of credit allowed the Company to borrow up to $5,000,000 each. These lines bear interest at the bank's prime rate (9.5% at December 31, 2000) and matured July 1, 2001 and October 1, 2001. On December 31, 2000, $4,452,500 was outstanding on these lines of credit. All lines of credit were collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants including maintaining a debt to equity ratio of 1:1. The Company was in compliance with these covenants as of December 31, 2000.

At December 31, 2001, the Company maintained two revolving lines of credit. One line of credit allows the Company to borrow up to $3,000,000 to provide funding for new loans. The other line of credit allows the Company to borrow up to $5,000,000. These lines bear interest at the bank's prime rate (4.75% at December 31, 2001) and mature July 1, 2002. On December 31, 2001, there was no outstanding balance on these lines of credit. All lines of credit are collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants including maintaining a debt to equity ratio of 1:1. The Company was in compliance with these covenants as of December 31, 2001.

NOTE 6. COLLATERALIZED NOTES

Prior to August 22, 2000, the Company issued in private placements its Class A collateralized notes (the "Class A notes"). The Class A notes were collateralized by the Company's mortgage loans in an aggregate principal amount of at least two times the aggregate principal amount outstanding on the Class A notes. The last of the Class A notes matured as of August 20, 2001. On January 18, 2001, The Company's registration statement covering the public sale of up to $250,000,000 of collateralized investment notes (the "Class B notes") was declared effective by the Securities and Exchange Commission. The Class B notes are secured by at least one and one-half times the aggregate principal amount outstanding on the Class B notes. The Class A and B notes are referred to collectively as the "collateralized notes." The collateralized notes have maturities ranging from one month to twelve months from the date of issue and bear a fixed rate of interest (4.50% to 8.0% at December 31, 2001 and 6.00% to 8.75% at December 31, 2000). The effective yield of collateralized notes outstanding at December 31, 2001 and 2000 was 6.93% and 8.42%, respectively. December 31, 2001 and 2000, the collateralized notes were secured by $19,401,620 and $29,670,205, respectively, of mortgage loans pledged as collateral, respectively.

There are several related parties who held Collateralized Notes with Specialty Mortgage Trust. As of December 31, 2001 and 2000, they owned approximately $1,080,000 and $890,000 in collateralized Notes, which represents approximately 11.4% and 13.9% of the total balance, respectively.


NOTE 7. CONVERSION OF PREFERRED STOCK TO COMMON STOCK

As of October 1, 2001, management met its target of 12% return on equity, on a taxable income basis for the previous four consecutive fiscal quarters. In accordance with the terms of preferred shares, all of the shares of Specialty Mortgage Trust's Class A Convertible Preferred Stock converted to Common Stock on October 1, 2001. Class A Convertible Preferred Stock converted to Common Stock on a one to one basis.

NOTE 8 - STOCK OPTIONS

In October 1997, the Company adopted the 1997 Executive and Non-Employee Director Stock Option Plan (the Plan) pursuant to which 300,000 shares of the Common Stock were reserved for issuance upon the exercise of options granted. If the outstanding shares of Stock as reflected on the Company's balance sheet exceeds 3,000,000 the total number of shares of Stock reserved and available for issuance (inclusive of shares already issued) under the Plan shall automatically be increased so as to equal 10% of the number of outstanding shares of stock. Therefore, the total number of shares of Common Stock, which are available for issuance upon the exercise of options granted was 682,270. Options granted may be designated as either (a) incentive stock options (ISO's) under the Internal Revenue Code of 1986, as amended, at 100% fair market value, or (b) nonqualified options at a Board of Director determined option price. ISO's and nonqualified options may be granted by the Board of Directors to participating directors, officers, other employees of the Company or its Manager, agents and consultants. Fair market value is determined periodically by the Board of Directors.

25% of the shares subject to such stock options shall become exercisable on the first anniversary of the date of grant of the stock option, and an additional 25% shall become exercisable on each of the next three anniversaries of the date of grant. In general, vested options must be exercised within three months after an employee leaves the Company. There are no employees of the Company benefiting under this plan. The participants of the plan are employees of the Manager an members of the Board of Directors.

Presented below is a summary of the Company's stock options and the related transactions for the years ended December 31, 2001, 2000 and 1999:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                          SHARES         PRICE
                                                         -------        --------
BALANCE AT JANUARY 1, 1999                               105,000         $ 0.32

Granted                                                   20,000           5.00
Exercised                                                (20,200)          0.05
Forfeited/ expired                                            --             --
                                                         -------

BALANCE AT DECEMBER 31, 1999                             104,800           1.26

Granted                                                   36,000           5.00
Exercised                                                (14,200)          0.09
Forfeited/ expired                                       (12,750)          0.99
                                                         -------

BALANCE AT DECEMBER 31, 2000                             113,850           2.62

Granted                                                   55,000           7.73
Exercised                                                (20,218)          1.06
Forfeited/ expired                                       (30,000)          5.00
                                                         -------

BALANCE AT DECEMBER 31, 2001                             118,632         $ 4.65
                                                         =======

                           STOCK OPTIONS OUTSTANDING  STOCK OPTIONS EXERCISABLE
                           -------------------------  -------------------------
                             WEIGHED       WEIGHTED                  WEIGHTED
 RANGE OF                    AVERAGE       AVERAGE                    AVERAGE
 EXERCISE                  CONTRACTUAL     EXERCISE                  EXERCISE
  PRICES        SHARES         LIFE         PRICE       SHARES         PRICE
------------    -------    -----------     --------     ------       --------

   DECEMBER 31, 2001
   -----------------
    $  0.01      30,047           5.81      $  0.01      30,047       $  0.01
       0.05       5,000           6.08         0.05           -             -
       3.15       9,000           6.58         3.15       6,500          3.15
       5.00      49,585           8.12         5.00       9,700          5.00
      11.00      25,000           9.75        11.00           -             -
                -------                                  ------

Totals          118,632                                  46,247
                =======                                  ======

   DECEMBER 31, 2000
   -----------------
    $  0.01      40,750           6.81      $  0.01      22,000       $  0.01
       0.05      10,000           7.08         0.05           -             -
       3.15       9,800           7.58         3.15       4,800          3.15
       5.00      53,300           9.19         5.00       4,800          5.00
                -------                                  ------

Totals          113,850                                  31,600
                =======                                  ======

   DECEMBER 31, 1999
   -----------------
    $  0.01      60,000           7.82      $  0.01      22,500       $  0.01
       0.05      15,000           8.09         0.05           -             -
       3.15       9,800           8.58         3.15       2,300          3.15
       5.00      20,000           9.81         5.00           -             -
                -------                                  ------

Totals          104,800                                  24,800
                =======                                  ======

The fair value of the Company's stock options was estimated as of the grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions for the years ended December 31, 2001, 2000 and 1999: Dividend yield of 12.0%, expected volatility of 0.0%, and an expected holding period of five years. The weighted average risk free interest rate of 2.2%, 5.4%, and 5.98%, as of December 31, 2001, 2000, and 1999, respectively. Based on these assumptions, compensation expense was $70,558 and $21,093 for the years ended December 31, 2001 and 2000, respectively. Compensation expense was immaterial for 1999.

The weighted average fair value of options granted during the years ended December 31, 2001, 2000, and 1999, was $0, $1.36, and $1.04, respectively.

NOTE 9. CAPITAL TRANSACTIONS

      On April 1, 1999, the Company completed a private placement of 1,084,794 shares at $10 per share of its Class A Convertible Preferred Stock, par value $0.01 per share, for cash of $9,443,940, mortgage loans of $1,330,000 and collateralized notes of $74,000.

      On July 1, 1999, the Company completed a private placement of 520,690 shares at $10 per share of its Class A Convertible Preferred Stock, par value $0.01 per share, for cash of $4,858,016, collateralized notes of $180,000 and mortgage loans of $168,884.

      On July 1, 2000 the Company issued 689,320 additional shares of Preferred Stock at $10 per share for cash of $5,698,900 and collateralized notes of $1,194,300.

      On June 30, 2001, the Company completed the first closing of a private placement for 1,000,000 shares of Class A Convertible Preferred Stock at $11.00 per share for $11.0 million. On September 30, 2001, the Company completed the second closing of the private placement for 667,221 shares of Class A Convertible Preferred Stock at $11.00 per share for $7.3 million.

      Assets received for the purchase of Preferred Stock from officers, directors or other related parties, are recorded at fair value. Assets received by non-related parties are recorded at fair value.

NOTE 10. EARNINGS PER SHARE

      The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31:

                                                               YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       2001              2000              1999
                                                   -----------       -----------       -----------
Net earnings                                       $ 6,085,129       $ 4,543,772       $ 3,809,424
Less: Preferred Stock Dividends                     (4,540,231)       (5,070,963)       (4,039,923)
                                                   -----------       -----------       -----------

Income available to common stockholders used
in basic EPS                                         1,544,898          (527,191)         (230,499)
                                                   -----------       -----------       -----------

Weighted average number of common shares
used in basic EPS                                    1,955,043           326,064           314,244

Effect of dilutive securities
    Stock options                                       52,213                --                --
                                                   -----------       -----------       -----------
Weighted average of common shares and dilutive
potential common shares used in dilutive EPS         2,007,256           326,064           314,244
                                                   ===========       ===========       ===========

Antidilutive securities:
    Stock options                                       25,000           146,350            84,800
                                                   -----------       -----------       -----------


For all years presented the Company's Preferred Stock is not included as it was antidilutive.

NOTE 11. RELATED PARTY

The Manager is be responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company. The Manager originates the mortgage loans in the name of the Manager, and sells the loans to the Company. The Manager retains the servicing of the mortgage loans.

The Manager receives the mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance with any additional fees or points paid to the Company effectively discounting the purchase price of the loan from the Manager. The Manager will also receive a fee for loan servicing equal to one-half of one percent per annum of the total mortgage loans serviced and any late payment charges. These fees are earned directly by the Manager and deducted from the interest or late payments to cover costs to manage the portfolio, effectively reducing the yield to the Company. In addition, the Manager will receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the taxable net income before the dividend deduction of the Company in excess of the annualized return to the Company equal to 12%. For the years ended December 31, 2001, 2000 and 1999, the Manager earned the following:

                                           2001            2000           1999
                                        ----------       --------       --------
Loan origination fees                   $1,694,100       $686,950       $662,651
Loan servicing fees                        267,469        179,129        148,252
Late payment charges                        35,328         52,463         12,539
Incentive compensation bonus                88,084             --         18,480

The Manager waived its rights to receive the management incentive bonus for the 4th quarter of 2000 of approximately $82,000.

NOTE 12. SUBSEQUENT EVENT

In January 2002, the Manager for Specialty Mortgage Trust lent $250,000 to a borrower who was delinquent in interest and principal with a loan balance of approximately $1,580,000 as of December 31, 2001, which brought this loan current.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The directors, executive officers and senior officers of Specialty Mortgage Trust and their positions are:

                      Name                                Position
            Nello Gonfiantini, III (1)       Chairman of the Board of Directors,
                                             President, Secretary

            George E. Bull(2)(3)             Director
            Roger M. Peltyn(2)(4)            Director
            Stephen V. Novacek(2)(4)         Director
            Ernest Martinelli(2)(3)          Director
            Harvey C. Fennell(2)(3)          Director

            Stephanie S. Schmitt (5)         Chief Financial Officer and
                                             Principal Accountant

            (1)   Founder and promoter of Specialty Mortgage Trust.

            (2)   Independent Director

            (3)   Member of the Audit Committee

            (4)   Member of the Manger Oversight Committee

            (5)   Officer

            Information regarding the business background and experience of Specialty Mortgage Trust's directors and executive officers follows:

            NELLO GONFIANTINI III, age 47, was the sole founder and promoter of Specialty Mortgage Trust and serves as its Chairman of the Board, President, and Secretary. Mr. Gonfiantini has owned and managed Specialty Financial, a private mortgage finance and real estate development business in Reno, Nevada, since 1994. From 1986 until 1994, Mr. Gonfiantini was the Chairman, CEO and President of Home Federal Savings Bank of Nevada, where he oversaw the commercial and residential real estate lending operations. Prior to taking that position in 1986, Mr. Gonfiantini was the Executive Vice President of Home Mortgage Company, a mortgage banking firm and predecessor to Home Federal Savings Bank of Nevada. Since June 1994, Mr. Gonfiantini has served as a director of Redwood Trust, Inc., a publicly traded REIT with mortgage assets currently in excess of $2 billion. Mr. Gonfiantini has a BA and an MBA from the University of Denver.

            GEORGE E. BULL, age 53, is Chairman of the Board and Chief Executive Officer and a founder in 1994 of Redwood Trust, Inc., Mill Valley, California, a mortgage REIT. Mr. Bull was the President of GB Capital until March 1997, and had served in that capacity since he founded the predecessor of GB Capital in 1983. GB Capital assisted banks, insurance companies and savings and loans in managing portfolios of securitized and unsecuritized mortgage loans, in arranging collateralized borrowings, in hedging balance sheet risks and with other types of capital markets transactions. In addition, GB Capital managed and advised troubled commercial real estate and corporate investments. In 1991 and 1992, Mr. Bull served as Acting Chief Investment Officer of First Capital Life Insurance Company, managing its $4 billion securities portfolio and over $200 million in commercial real estate loans. He also worked during this period in various aspects of fixed income portfolio management with Wood Island Associates, Inc. From 1991 through 1993, Mr. Bull oversaw the management of the $350 million portfolio of commercial real estate investments and the $8 billion securities portfolio of Executive Life Insurance Company (in Rehabilitation) on behalf of the California Department of Insurance. Mr. Bull formerly served as a director of Eureka Bank in San Francisco and as a director of Home Federal Savings Bank in Nevada.

            ROGER M. PELTYN, age 59, has been President of the structural engineering firm, Martin & Peltyn, Inc., Las Vegas, since 1981. Mr. Peltyn is a director of Southern Nevada Seismic Safety Counsel; a director of Martin & Peltyn, Inc., Civil Engineers; and a member of the American Society of Civil Engineers, American Institute of Steel Construction, and the National Society of Professional Engineers, Las Vegas. He is a member of the board of trustees of the Nevada Development Authority, President of the Alliance for the Arts, and a director of the Clark County Public Education Foundation.

            STEPHEN V. NOVACEK, age 56, has been a shareholder in the law firm, Hale, Lane, Peek, Dennison, Howard and Anderson, located in Reno, Las Vegas and Carson City, Nevada, since 1978. Mr. Novacek specializes in real estate law and finance representing various institutional lenders in residential and commercial transactions. He is a member of the State Bar of Nevada and the American Bar Association.

            ERNEST MARTINELLI, age 73, retired as Vice Chairman of Bank of America Nevada in 1993 after a career in the banking business in Nevada. He is Vice Chair of the board of directors of St. Mary's Healthcare Network and President of Martinelli Properties, Inc., a commercial real estate development and investment company.

            HARVEY C. FENNELL, age 53, is the President of Dickson Realty, Inc., Reno, and has been a realtor since 1987. Mr. Fennell specializes in land and commercial real estate sales. He is a member of the Reno/ Sparks Association of Realtors and has served on its board of directors. He is a member of the Nevada Real Estate Commission, a state regulatory agency. Prior to 1987, Fennell was a partner in the accounting firm: Peat, Marwick, Main & Company. Mr. Fennell is the past President of the Sierra Nevada Chapter of the American Red Cross and served as

            Treasurer of the Reno Performing Arts Center and the Nevada Festival Ballet. He formerly served as a director of Home Federal Bank in Reno.

            STEPHANIE S. SCHMITT, age 33, has been the Chief Financial Officer and Principal Accountant of Specialty Mortgage Trust and Specialty Financial since August 2001. Ms. Schmitt is a Certified Public Accountant with public accounting experience with Grant Thornton, LLP and KPMG, LLP. Ms. Schmitt has a BA and a BS from the University of Colorado - Boulder. She also has an MBA with an emphasis in Finance from Villanova University.

            TERMS OF DIRECTORS AND OFFICERS

            Specialty Mortgage Trust's board of directors consists of such number of persons as shall be fixed by the board of directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are six directors. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their respective successors are elected and qualified, so that the term of one class of directors expires at each such annual meeting.

            Class I Directors

            Nello Gonfiantini II          Term Expires 2004

            Stephen Novacek               Term Expires 2004

            Class II Directors

            George Bull III               Term Expires 2002

            Ernest Martinelli             Term Expires 2002

            Class III Directors

            Roger Peltyn                  Term Expires 2003

            Harvey Fennell                Term Expires 2003

            In the case of any vacancy on the board of directors, including a vacancy created by an increase in the number of directors, the vacancy may be filled by election of the board of directors or the stockholders, with the director so elected to serve until the next annual meeting of stockholders, if elected by the board of directors, or for the remainder of the term of the director being replaced, if elected by the stockholders; any newly-created directorships or decreases in directorships are to be assigned by the board of directors so as to make all classes as nearly equal in number as possible. Directors may be removed only for cause and then only by vote of a majority of the combined voting power of stockholders entitled to vote in the election for directors. Subject to the voting rights of the holders of the preferred stock, the Charter may be amended by the vote of a majority of the combined voting power of stockholders, provided that amendments to the Article dealing with directors may only be amended if it is advised by at least two-thirds of the board of directors and approved by vote of at least two-thirds of the combined voting power of stockholders. The effect of the foregoing as well as other provisions of Specialty Mortgage Trust's Charter and Bylaws may discourage takeover attempts and make more difficult attempts by stockholders to change management. Prospective investors are encouraged to review the Charter and Bylaws in their entirety.

            Officers are elected annually and serve at the discretion of the board of directors. There are no family relationships between the executive officers or directors.

            COMMITTEES OF THE BOARD

            Audit Committee. The Audit Committee is composed of Messrs. Bull, Martinelli and Fennell. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of Specialty Mortgage Trust's internal accounting controls.

            Manager Oversight Committee. The Manager Oversight Committee is composed of Messrs. Peltyn and Novacek. The Committee reviews periodically the Management Agreement and the manager's performance under that Agreement.

            Other Committees. The board of directors may establish other committees as deemed necessary or appropriate from time to time, including, but not limited to, an Executive Committee of the board of directors.

            In 2001, the board of directors met 5 times, each time with full attendance. There has not yet been separate committee meetings.

            COMPENSATION COMMITTEE INTERLOCKS

            No interlocking relationship exists between our board of directors or officers responsible for compensation decisions and the board of directors or compensation committee of any other company.

ITEM 11.    EXECUTIVE COMPENSATION

            COMPENSATION OF DIRECTORS

            None of our directors has received any separate compensation for service on the board of directors or on any committee thereof. We pay directors who are not employed by Specialty Mortgage Trust, independent directors, $500 for each meeting attended in person. In addition, each Independent Director is granted options to purchase 10,000 shares of common stock at the fair market value of the common stock upon becoming a director. We refer you to "Executive Compensation Stock Option Plan Automatic Grants to Non-Employee Directors" in this annual report for more detail. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the board of directors. No director who is an employee of Specialty Mortgage Trust or the Manager will receive separate compensation for services rendered as a director.

            EXECUTIVE COMPENSATION

            Employee salaries and bonuses are paid through the Manager, Specialty Financial, as part of and not in addition to the management fee. For the years ended December 31, 2001, 2000 and 1999, Specialty Financial earned $1,996,897, $918,542, $823,442 respectively, in total base fees. Specialty Financial also received an incentive compensation bonus of $88,084, $0, $18,480 for the years ended, respectively.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER'S AND MANAGEMENT

            The following table sets forth certain information known to Specialty Mortgage Trust with respect to beneficial ownership of Specialty Mortgage Trust's capital stock as of December 31, 2001 by each person other than members of management known to Specialty Mortgage Trust to beneficially own more than five percent (5%) of Specialty Mortgage Trust's capital stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of Specialty Mortgage Trust, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                            BENEFICIAL
                                             OWNERSHIP
                                         OF CAPITAL STOCK
                                     --------------------------
      NAME OF BENEFICIAL OWNER         SHARES        PERCENT
      ------------------------         ------        -------
Raymond J. Poncia (1)                  500,000        7.24%
Julius and Joanne Ballardini (2)       394,617        5.71%
Angelo and Joan Petrini (3)            390,772        5.66%
Nello Gonfiantini, Jr. (4)             353,128        5.11%

            -----------------

            (1)   Consists of 250,000 shares of common stock held by the Raymond
                  J. Poncia, Jr. Family Trust of which Mr. Poncia is Trustee and 250,000 shares of common stock held by Hotel-Casino Management, Inc. of which Mr. Poncia is president.

            (2) Consists of 394,617 shares of common stock held by the Julius and Joanne Ballardini Family Trust dated 4/14/92 of which Mr. & Mrs. Ballardini are trustees.

            (3) Consists of 353,232 shares of common stock held by the 1987 Petrini Family Trust of which Mr. and Mrs. Petrini are Trustees and 37,540 shares of common stock held by Delta Saloon Profit Sharing Plan of which Mr. Petrini is Trustee.

            (4) Consist of 184,498 shares of common stock held by the Gonfiantini Family Trust of which Mr. Gonfiantini, Jr. is trustee, 2,427 shares of common stock held by the Gonfiantini Family Decedent Trust of which Mr. Gonfiantini Jr. is trustee, 74,157 shares of common stock held by Mr. Gonfiantini, Jr. individually, 43,182 shares of common stock held by Gonzo Properties of which Mr. Gonfantini, Jr. is a partner and 48,864 shares of common stock which represents the Gonfiantini Family Trust's 25% interest, as a tenant in common, in 195,455 shares of Common Stock owned by the Gonfiantini Family.

            The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Capital Stock as of December 31, 2001, by each director and by all directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                               BENEFICIAL OWNERSHIP OF
                                                                   CAPITAL STOCK(1)
                                                               -----------------------
NAME OF BENEFICIAL OWNER                                         NUMBER      PERCENT
------------------------                                         ------      -------
Nello Gonfiantini III (1)                                        421,577      6.77%
Ernest Martinelli (2)                                            200,000      2.87%
George E. Bull III (3)                                            62,500          *
Harvey Fennell (4)                                                56,809          *
Roger M. Peltyn (5)                                               26,867          *
Stephen V. Novacek (6)                                            15,197          *
Stephanie S. Schmitt                                                  --          *
All Directors and Executive Officers as a Group (7 persons)      782,950      11.33%

            -----------------
            *     Less than one percent.
            (1) Consists of 329,531 shares of common stock held in the Nello Gonfiantini III 1981 Trust of which Nello Gonfiantini III is Trustee, and 43,182 shares of common stock held by Gonzo Properties of which Nello Gonfiantini III is a partner, and 48,864 which is 25% of 195,455 shares of common stock held by Gonfiantini Family of which Nello Gonfiantini III 1981 Trust of which Nello Gonfiantini III is Trustee, as a tenant in common, but does not include 682,380 shares of common stock beneficially owned by person related by blood or marriage to Nello Gonfiantini III with respect to which he has neither voting nor investment power.
            (2) Consists of 2,500 shares of common stock issuable upon the exercise of options and 147,500 shares of common stock held in the Ernest Martinelli Family Trust of which Mr., Martinelli is trustee, and 50,000 shares of common stock held by The Martinelli Family Partnership of which Mr. Martinelli is general partner.
            (3) Consists of 2,500 shares of common stock issuable upon the exercise of options and 60,000 shares of common stock held in the Bull Trust of which Mr. Bull is trustee.
            (4) Consists of 7,500 shares of common stock issuable upon the exercise of options, and 14,418 shares of common stock held by the Harvey and Nancy Fennell Family Trust of which Mr. Fennell is co-trustee and 34,891 shares of common stock held by Dickson Realty Profit Sharing Plan of which Harvey Fennell is Co-Trustee.
            (5) Consists of 26,867 shares of common stock held by the Peltyn Family Trust of which Mr. Peltyn is a trustee.
            (6) Consists of 2,500 shares of common stock issuable upon the exercise of options and 12,697 shares of common stock owned by Stephen V. Novacek.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            THE MANAGER

            Specialty Financial, serves as our manager and is responsible for loan originations, loan servicing and our day-to-day operations. Mr. Gonfiantini, a director and our sole executive officer, is also an executive officer, director and the sole stockholder of Specialty Financial. We have no separate employees from the Manager and we share its facilities. We have no ownership interest in the Manager. Specialty Financial has significant operating discretion as to the implementation of our business strategy and policies.

            ADMINISTRATIVE SERVICES PROVIDED BY THE MANGER

            Specialty Financial, as Manager, is responsible for our day-to-day operations and performs such services and activities relating to the assets and operations of Specialty Mortgage Trust as may be appropriate, including:

            (i) representing Specialty Mortgage Trust in connection with the origination or purchase of mortgage loans;

            (ii) in accordance with the directions of the board of directors, investing or reinvesting any money of Specialty Mortgage Trust;

            (iii) furnishing reports and statistical and economic research to Specialty Mortgage Trust regarding Specialty Mortgage Trust's real estate lending activities and the performance of its portfolio of mortgage loans;

            (iv) administering the day-to-day operations of Specialty Mortgage Trust and performing administrative functions necessary in the management of Specialty Mortgage Trust, including the collection of revenues, the payment of Specialty Mortgage Trust's expenses, debts and obligations and the maintenance of appropriate computer services to perform such administrative functions;

            (v) counseling Specialty Mortgage Trust in connection with policy decisions to be made by the Board of Directors;

            (vi) assisting Specialty Mortgage Trust in its use of leverage to finance mortgage loan acquisitions;

            (vii) overseeing the servicing of Specialty Mortgage Trust's mortgage loans;

            (viii) establishing underwriting, appraisal and quality control procedures for the mortgage loans of Specialty Mortgage Trust;

            (ix) conducting a legal document review of each mortgage loan acquired to verify the accuracy and completeness of the information contained in the mortgage loans, security instruments and other pertinent documents in the mortgage file;

            (x) providing Specialty Mortgage Trust with data processing, legal and administrative services to the extent required to implement the business strategy of Specialty Mortgage Trust;

            (xi) providing all actions necessary for compliance by Specialty Mortgage Trust with all federal, state and local regulatory requirements applicable to Specialty Mortgage Trust in respect of its business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings;

            (xii) providing all actions necessary to enable Specialty Mortgage Trust to make required federal, state and local tax filings and reports and generally enable Specialty Mortgage Trust to maintain its status as a REIT, including soliciting stockholders for required information to the extent required by the REIT Provisions of the Code;

            (xiii) communicating on behalf of Specialty Mortgage Trust with the stockholders of Specialty Mortgage Trust as required to satisfy any reporting requirements and to maintain effective relations with such stockholders; and

            (xiv) performing such other services as may be required from time to time for management and other activities relating to the assets of Specialty Mortgage Trust as the board of directors shall reasonably request or the Manager shall deem appropriate under the particular circumstances.

            The Manager may enter into subcontracts with other parties to provide us any such services.

            MANAGEMENT INCENTIVE FEE

            We pay to Specialty Financial as incentive compensation for each fiscal quarter, an amount equal to 50% of the net income of Specialty Mortgage Trust, before deduction of such incentive compensation, in excess of the annualized return to Specialty Mortgage Trust equal to 12%. The incentive compensation calculation and payment will be made quarterly in arrears. The term "return to Specialty Mortgage Trust" is calculated for the quarter by dividing our taxable income for the quarter by the net worth for the quarter. For such calculations, the "taxable income" of Specialty Mortgage Trust means the taxable income of Specialty Mortgage Trust before the Manager's incentive compensation, the deduction for dividends paid and net operating loss deductions arising from losses in prior periods. A deduction for Specialty Mortgage Trust's interest expenses for borrowed money is taken when calculating taxable income. "Net worth" for any period means the sum of the gross proceeds from all prior offerings of its equity securities by Specialty Mortgage Trust, after deducting expenses and costs relating to the offering (or for any period in which new equity securities are issued, the arithmetic weighted average on the prior offering proceeds and the new proceeds for the period), plus Specialty Mortgage Trust's beginning retained earnings (without taking into account any losses incurred in prior periods and excluding amounts reflecting taxable income to be distributed as dividends and amounts reflecting valuation allowance adjustments). The definition "return to

            Specialty Mortgage Trust" is used only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by stockholders. The incentive compensation payments to Specialty Financial are made before any income distributions are made to our stockholders.

            The Manager's base fee is calculated by the Manager and delivered to us within 15 days after the end of each month. We are obligated to pay the amount of the final base fee in excess of the amount paid to the Manager at the beginning of the month pursuant to the Manager's good faith estimate within 30 days after the end of each month. We pay the incentive fee with respect to each fiscal quarter within 15 days following the delivery to us of the Manager's written statement setting forth the computation of the incentive fee for such quarter. The Manager re-computes the quarterly incentive fee within 45 days after the end of each fiscal year, and any required adjustments are paid by us or the Manager within 15 days after the delivery of the Manager's written computation to us.

            For the years ended December 31, 2001, 2000 and 1999 we paid management incentive fees of $88,084, $0, and $18,480, respectively.

            SERVICING FEE

            Loan Servicing Fee. As part of the management fee, one-half of one percent of the total mortgage loan portfolio is paid to the Manager as a loan-servicing fee. Payment of this fee, in effect, lowers the yield on our mortgage loans. An undue emphasis on increasing the size of the mortgage loan portfolio, thereby increasing the Manager's compensation, could result in the acquisition of riskier or more speculative loans.

            For the years ended December 31, 2001, 2000 and 1999 we paid loan-servicing fees of $267,469, $179,129, and $148,252, respectively.

            LOAN ORIGINATION FEES

            Origination Fee. The first 2.5% (2 1/2 points) of any origination fees (points) collected from the borrower is paid to the Manager as part of the management fee. The size of the mortgage origination fees are market driven but may vary and may have a direct impact upon the interest rate the borrower is willing to pay and, therefore, on the interest income we would receive from the loan.

            For the years ended December 31, 2001, 2000 and 1999 the Manager retained loan origination fees of $1,694,100, $686,950, and $662,651, respectively.

            LATE PAYMENT CHARGES

            Late Payment Charges. Any loan payment which is past due 10 days is charged a late payment charge of 10% of the total payment.

            For the years ended December 31, 2001, 2000 and 1999 the Manager retained late charges of $35,328, $52,463, and $12,539, respectively

            OTHER EXPENSES

            The operating expenses required to be borne by the Manager include compensation and other employment costs, the cost of office space and equipment and all other administrative incurred in our day-to-day operations. Those expenses do not include debt service or taxes. While most costs are paid through the Manager from fees earned by the Manager, we do pay directly certain REIT-related expenses such as directors' fees and legal and accounting fees. There are no caps or ceilings on any category of fees, compensation or other expenses payable by us except for compensation payable to the Manager and expenses to be borne by the Manager as described above.

            TRANSACTIONS WITH MANAGEMENT AND OTHERS

            Specialty Financial, serves as our manager and is responsible for loan originations, loan servicing and our day-to-day operations. Mr. Gonfiantini, a director and our sole executive officer, is also an executive officer, director and the sole stockholder of Specialty Financial. We have no separate employees from the Manager and we share its facilities. We have no ownership interest in the Manager. Specialty Financial has significant operating discretion as to the implementation of our business strategy and policies.

            TERM AND TERMINATION

            The management agreement had an initial term of three years beginning January 30, 1998 and is renewed automatically for successive one-year periods unless we timely deliver a notice of nonrenewal. Upon nonrenewal of the management agreement without cause, a termination fee will be payable to the Manager in an amount equal to the greater of (i) the fair value of the management agreement as established by an independent appraiser, or (ii) 4% of the mortgage loan portfolio of Specialty Mortgage Trust. At December 31, 2001, 4% of our mortgage loan portfolio would be approximately $2.9 million. In addition, we have the right to terminate the management agreement at any time for cause. A majority of our unaffiliated directors (currently 5 of 6 directors are unaffiliated) may determine that the Manager has violated the management agreement in a material respect and, after notice and an opportunity to cure, terminate the agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

            COLLATERIZED NOTES

            There are several related parties who hold collaterized notes with Specialty Mortgage Trust. As of December 31, 2001, there were 5 related parties who owned approximately $1,080,000 in collaterized notes, which represents approximately 11.4% of the total balance.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                  10.1*             Amended and Restated Management Agreement

                  10.2*             The Master Loan Participation and Servicing
                                    Agreement

                  11 Statement Regarding Computation of per share earnings for the three months ended December 31, 2001 and December 31, 2000

                  12 Schedules II and IV for the years ended December 31, 2001, 2000 and 1999

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

                                   SPECIALTY MORTGAGE TRUST, INC.

Dated: March 28, 2002              By:
                                       -------------------------------------
                                       Nello Gonfiantini III
                                       Chairman, President, and Secretary

                                       (Signed in the capacity of (i) duly
                                       authorized officer of the registrant

Dated: March 28, 2002              By:
                                       -------------------------------------
                                       Stephanie S. Schmitt
                                       Chief Financial Officer

                                       (Signed in the capacity of (i) duly
                                       authorized officer of the registrant and
                                       (ii) principal Financial Officer of the
                                       registrant)