Form 10-Q
period 2002-03-31
SPECIALTY MORTGAGE TRUST INC
filed 2002-05-13
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number: 333-44860

SPECIALTY MORTGAGE TRUST, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	88-0382463
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6160 Plumas St. Reno, Nevada	89509
(Address of principal executive offices)	(Zip Code)

(775) 826-0809
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	6,963,721 as of May 10, 2002

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

SPECIALTY MORTGAGE TRUST, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash and cash equivalents	$1,973,453	$58,989
Accrued interest receivable	707,858	836,837
Real estate owned	3,278,587	3,228,139
Mortgage loans held for investment, net of allowance for loan losses of $1,149,860 and $1,020,321 at March 31, 2002 and December 31, 2001, respectively	72,767,508	72,311,338
Deferred charges	310,171	307,063

Total assets	$79,037,577	$76,742,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Dividends payable	$—	$2,046,811
Accounts payable	67,014	99,233
Accrued interest payable	9,435	16,699
Collateralized notes	10,497,354	8,395,919
Collateralized notes — related party	734,513	1,079,522
Deferred revenue	110,888	78,144

Total liabilities	11,419,204	11,716,328

STOCKHOLDERS’ EQUITY
Class A Convertible Preferred Stock; $0.01 par value 0 and 3,531,915 shares authorized; 0 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	—	—
Common stock; $0.01 par value; 50,000,000 and 46,468,085 shares authorized; 6,908,716 and 6,822,703 issued and outstanding as of March 31, 2002 and December 31, 2001 respectively	69,087	68,227
Additional paid-in capital	65,766,941	64,957,811
Retained earnings	1,782,345	—

Total stockholders’ equity	67,618,373	65,026,038

Total liabilities and stockholders’ equity	$79,037,577	$76,742,366

The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF EARNINGS

	Three Months Ended

	March 31, 2002	March 31, 2001

	(unaudited)	(unaudited)
Revenue
Interest and dividend income
Mortgage loans	$2,118,520	$1,726,918
Cash accounts	26,248	464
Discount on loans	10,356	3,943
Dividends	—	7,097

Total interest and dividend income	2,155,124	1,738,422

Interest expense
Lines of credit	970	40,548
Collateralized notes	154,441	157,857

Total interest expense	155,411	198,405

Net interest and dividend income	1,999,713	1,540,017
Provision for loan losses	129,539	125,000

Net interest income after provision for loan losses	1,870,174	1,415,017
Other Income, net	10,745	—

Net revenues	1,880,919	1,415,017
Expenses
General and administrative	91,769	74,947
Management and directors’ fees	6,805	34,670

Total expenses	98,574	109,617

Earnings before income taxes	1,782,345	1,305,400
Income taxes	—	—

NET EARNINGS	1,782,345	1,305,400
Basic earnings per share	0.26	3.90

Diluted earnings per share	0.26	0.26

The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance, January 1, 2001	4,624,276	$46,243	334,400	$3,344	$45,242,156	—	(957)	$45,290,786
Comprehensive income:
Net earnings	—	—	—	—	—	6,085,129	—	6,085,129
Net unrealized loss on investments available- for-sale							11,349	11,349
Reclassification adjustment							(10,392)	(10,392)

Total comprehensive income								6,086,086
Stock options exercised	—	—	20,218	202	21,250	—	—	21,452
Non-employee stock option expense	—	—	—	—	70,558	—	—	70,558
Collaterized notes received for preferred stock	270,284	2,703	—	—	2,970,425	—	—	2,973,128
Dividends reinvested for preferred stock	176,588	1,766	—	—	1,851,982	—	—	1,853,748
Preferred stock issued (net of offering costs of $48,982)	1,396,937	13,969	—	—	15,303,352	—	—	15,317,321
Conversion of preferred stock to common stock 10/1/01	(6,468,085)	(64,681)	6,468,085	64,681	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	—	(4,540,231)	—	(4,540,231)
Dividends declared on common stock	—	—	—	—	(501,912)	(1,544,898)	—	(2,046,810)

Balance, December 31, 2001	—	—	6,822,703	68,227	64,957,811	—	—	65,026,038
Net earnings	—	—	—	—	—	1,782,345	—	1,782,345
Stock options exercised	—	—	19,534	195	56,574	—	—	56,769
Non-employee stock options expense	—	—	—	—	21,946	—	—	21,946
Dividends reinvested for common stock	—	—	66,479	665	730,610	—	—	731,275

Balance, March 31, 2002 (unaudited)	—	$—	6,908,716	$69,087	$65,766,941	$1,782,345	$—	$67,618,373

The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31, 2002	March 31, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net earnings	$1,782,345	$1,305,400

Adjustment to reconcile net earnings to net cash
Provided by operating activities:
Amortization	12,994	14,517
Provision for loan losses	129,539	125,000
Collateralized notes interest reinvested	143,368	125,807
Non-employee stock option expense	21,946	18,104
Changes in assets and liabilities:
Deferred charges	(16,690)	—
Accrued interest receivable	128,979	(78,906)
Other Assets	588	(7,742)
Accounts payable	(32,219)	16,646
Deposits	—	(923,406)
Accrued interest payable	(7,264)	(7,715)
Deferred revenue	32,744	(3,942)

Total adjustments	413,985	(721,637)

Net cash provided by operating activities	2,196,330	583,763

Cash flows from investing activities:
Purchase of mortgage loans held for investment	(15,488,186)	(4,646,653)
Investment in real estate owned	(50,448)	—
Principal repayments of mortgage loans held for investment	14,902,477	5,598,928

Net cash provided by (used in) investing activities	(636,157)	952,275

Cash flows from financing activities:
Proceeds from common stock options exercised	56,769	35
Cash dividends paid	(1,315,536)	(913,924)
Net (payments)/proceeds on line of credit	—	(4,452,500)
Proceeds on collateralized notes	3,390,288	2,255,000
Principal payments on collateralized notes	(1,777,230)	(660,825)
Debt issue costs	—	(183,089)

Net cash provided by (used in) financing activities	354,291	(3,955,303)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,914,464	(2,419,265)

Cash and cash equivalents at beginning of period	58,989	2,619,717

Cash and cash equivalents at end of period	$1,973,453	$200,452

SPECIALTY MORTGAGE TRUST, INC.
STATEMENT OF CASH FLOWS — CONTINUED

	Three Months Ended

	March 31, 2002	March 31, 2001

	(unaudited)	(unaudited)
Supplemental cash flow information:
Cash paid for interest	$11,449	$77,045

Supplemental disclosure of non-cash investing and financing activities:
Collateralized notes exchanged for issuance of preferred stock	$—	$1,948,000

Collateralized notes interest reinvested	$143,368	$125,807

Dividends reinvested for preferred stock	$—	$473,359

Dividends reinvested for common stock	$731,274	$—

Mortgage loans held for investment transferred to real estate owned	$—	$2,665,564

The accompanying notes are an integral part of these statements.

SPECIALTY MORTGAGE TRUST, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

NOTE 1. THE COMPANY

Specialty Mortgage Trust, Inc. (the “Company” or “SMT”) is a Maryland corporation, which acquires and holds mortgage loans secured by property located in Nevada, Arizona, California, Utah and Colorado. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. SMT has elected to be a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (the Manager), a private mortgage finance business operating in Nevada and wholly owned by Nello Gonfiantini III, SMT’s President and Chairman of the Board of Directors. SMT was incorporated on October 21, 1997 and began operations on January 31, 1998, following the closing of SMT’s initial private placement.

SMT has evaluated the applicability of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires reporting business segments and information, including how the segments are determined, products and services provided, and changes in the measurement of segment accounting from period to period. SMT operates as one business segment.

The accompanying financial statements for the three-month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations, for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2001 and 2000 included in SMT’s Form 10-K. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other period.

NOTE 2. RECLASSIFICATIONS

The prior year financial statements reflected certain reclassifications, which have no effect on net earnings, to conform to the classifications of the current year.

NOTE 3. SUBSEQUENT EVENTS

On April 26, 2002, SMT filed a new registration statement covering the public sale of up to $ 269,132,000 (including amounts remaining unsold under a prior registration) of collaterized notes (the “collaterized notes”). The registration statement was declared effective by the Securities and Exchange Commission on May 7, 2002. This registration permits the issuance of collaterized notes with maturities of up to five years. The collateralized notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the collateralized notes.

On April 29, 2002, the Company elected to establish a taxable REIT subsidiary, Specialty Acquisition Corporation. Specialty Acquisition Corporation was formed to enable the Company to complete transactions related to the real estate owned properties.

On April 29, 2002, the Board of Directors elected to change the name of Specialty Mortgage Trust to Specialty Trust.

NOTE 4. COLLATERALIZED NOTES

On January 18, 2001, the Company’s initial registration statement covering the public sale of up to $250,000,000 of collateralized notes was declared effective by the Securities and Exchange Commission. The outstanding collateralized notes have maturities ranging from one month to twelve months from the date of issue and bear a fixed rate of interest (3.25% to 7.50% at March 31, 2002 and 4.50% to 8.00% at December 31, 2001). The effective yield of collateralized notes outstanding at March 31, 2002 and December 31, 2001 and was 4.80% and 6.93%, respectively. At March 31, 2002 and December 31, 2001, the collateralized notes were secured by $17,677,498 and $19,401,620, respectively, of mortgage loans pledged as collateral, respectively.

There are several related parties who held collaterized notes with SMT. As of March 31, 2002 and December 31, 2001, they owned approximately $735,000 and $1,080,000 in collaterized notes, which represented approximately 6.5% and 11.4% of the total balance, respectively.

NOTE 5. DELINQUENT LOANS

At March 31, 2002, the Company had three delinquent loans of 90 days or more with a principal balance totaling approximately $1.9 million delinquent in principal and interest payments and were in the process of foreclosure proceedings. The average loan to value on these loans was 61% and the Company has recorded a specific allowance of $61,198 at March 31, 2002. Accrued interest on these loans at March 31, 2002 was approximately $20,000. Management has evaluated the collectability of the loans in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrowers ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the Company’s management has recorded an allowance for loan losses based upon these factors.

NOTE 6. REAL ESTATE OWNED (HELD FOR SALE)

Real estate owned includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell.

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of, the Company records assets at the lower of carrying amount or fair value less cost to sell.

On March 31, 2002, the Company’s real estate owned totaled $3,278,587. The properties owned consisted of 15 finished residential lots, 102 undeveloped lots and 1 office buildings, which were transferred from mortgage loans to real estate owned upon foreclosure.

NOTE 7. RELATED PARTY

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

The Manager receives the mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance with any additional fees or points paid to SMT effectively discounting the purchase price of the loan from the Manager. The Manager will also receive a fee for loan servicing equal to one-half of one percent per annum of the total mortgage loans serviced and any late payment charges. These fees are earned directly by the Manager and deducted from the interest or late payments to cover costs to manage the portfolio, effectively reducing the yield to SMT. In addition, the Manager will receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the taxable net income before the dividend deduction of SMT in excess of an annualized return to SMT equal to 12%. For the quarters ended March 31, 2002 and 2001, the Manager earned the following:

	2002	2001

Loan origination and extension fees	$353,050	$70,631
Loan servicing fees	88,093	61,229
Late payment charges	5,315	4,101
Incentive compensation bonus	—	30,299

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes.

Safe Harbor Statement

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Specialty Mortgage Trust, Inc., and our business, which are not historical facts are “forward-looking statements” that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, we refer you to “Risk Factors” commencing on Page 13 of our Prospectus included in the Registration Statement on Form S-11 (File No. 333-44860) relating to our collateralized investment notes.

Company Overview

The Company is a mortgage finance company specializing in acquiring nonconforming residential and commercial real estate mortgage loans for the purpose of holding the loans in its portfolio. We fund our loans chiefly through equity and to a lesser degree with short-term debt. This short-term debt is in the form of secured bank lines of credit or collateralized notes.

Our business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the States of Nevada, Arizona, California, Utah, and Colorado whose needs are generally not being served by traditional financial institutions. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to $5 million, although the board of directors may approve exceptions. Most loans will have terms of two to three years. Our mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by borrower’s leasehold interest in real property. Our loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

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

Significant Aspects of First Quarter 2002 and Year End 2001

At March 31, 2002, we owned approximately $73.9 million of mortgage loans and approximately $3.3 million of real estate owned. Our total assets were approximately $79.0 million. The assets were financed with approximately $11.2 million of recourse short-term debt, and approximately $67.6 million of common equity.

As of March 31, 2002, our equity-to-assets ratio was 85.6% and our debt-to-equity ratio was 16.9%. For the quarter ended March 31, 2002, our annualized return on equity was 10.8%.

At December 31, 2001, we owned approximately $73.3 million of mortgage loans. Our total assets were approximately $76.7 million. The assets were financed with approximately $9.5 million in recourse short-term debt, approximately $65.0 million of common equity.

As of December 31, 2001, our equity-to-asset ratio was 84.7%; our debt-to-equity ratio was 18.0%, and our average return on equity for the year ended December 31, 2001 was 11.0%.

The increase in assets was the result of additional cash received from operating activities and cash received from the collaterized notes program. In addition, the outstanding balance of mortgage loans increased by approximately $600,000. The decrease in liabilities was the result of dividends not being declared until after quarter end, whereas at December 31, 2001 the dividend payable totaled approximately $2.0 million, of which approximately $731,000 was reinvested subsequent to December 31, 2001. This was offset against the increase in the collaterized note program. The increase in stockholders’ equity was due to dividends for the first quarter not being declared until the second quarter of 2002. In addition, the increase was also a result of stockholders reinvesting dividends from earnings in the dividend reinvestment program for the dividends declared on December 31, 2001 and paid in January of 2002.

Changes in Financial Condition

Assets

Cash and Cash Equivalents. Cash and cash equivalents increased by approximately $1.9 million (3245%) as of March 31, 2002, compared to December 31, 2001. The timing of loan funding and the timing of debt or equity issues generally determine the amount of cash held by the Company. It is our goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

Real Estate Owned. Real estate owned increased by approximately $50,000 (2%) as of March 31, 2002, compared to December 31, 2001. Real estate owned represents property, which was acquired through foreclosure. As of March 31, 2002, Specialty Mortgage Trust had foreclosed on two loans. These properties are in various stages of development. As of March 31, 2002, the property includes 15 unfinished residential lots that are for sale, 102 undeveloped lots that are tentatively mapped and will be fully developed and offered for sale, and 1 office building that is for sale.

Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses increased by approximately $456,000 (1%) as of March 31, 2002, compared to December 31, 2001. This increase in mortgage loans was due primarily to new loans being underwritten and funded faster than loans were maturing.

Liabilities

Dividends Payable. Dividends payable decreased by approximately $2 million (100%) as of March 31, 2002, compared to December 31, 2001. Due to our REIT status the Board of Directors must declare dividends in the fourth quarter for the remaining earnings for the year. Therefore, this dividend carries over the fiscal year end and was paid in January 2002.

Collateralized Notes. On March 31, 2002, collateralized notes increased $1.8 million (19%) over December 31, 2001 primarily because the notes could be offered at a lower interest rate than the interest rates on our lines of credit to fund loans. Our collateralized notes were approved for public sale January 19, 2001.

Results of Operations

The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Three Months Ended
	March 31, 2002
	Over/Under
	March 31, 2001

	Net
	Change	Rate	Volume

Interest Income
Mortgage Loans	$391,602	($74,992)	$466,594
Cash Accounts	25,784	(54,974)	80,758

Total	417,386	(129,966)	547,352

Interest Expense
Line of Credit	(39,578)	(903)	(38,675)
Collateralized Notes	(3,416)	(65,045)	61,629

Total	(42,994)	(65,948)	22,954

Change in net interest income	$460,380	(64,018)	$524,398

Our operating results include all of the reported income of our mortgage finance operation. The comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001 is as follows:

Interest Income, Mortgage Assets. Interest income increased approximately $400,000 (23%) for the three months ended March 31, 2002, as compared to the comparable prior year period. This increase was due primarily to additional funds invested in mortgage loans as a result of increased cash available from dividend reinvestments during the period and the use of short-term borrowings to fund a corresponding increase in loan demand, which was offset by a decrease in interest rates.

Total Interest Expense. Interest expense decreased by approximately $43,000 (22%) for the three months ended March 31, 2002, as compared to the comparable prior year period. The decrease was primarily due to the Company’s limited use of the line of credit and the associated decrease in interest rates. The decrease in the line of credit use was offset by the Company utilizing its ability to issue collaterized notes.

Total Expenses. Total expenses decreased by approximately $11,000 (10%) for the three months ended March 31, 2002 as compared to the comparable prior year period. This change was primarily due to a decrease in advertising expenses and foreclosure fees. In addition, the Manager did not earn the management incentive fee paid by the Company related to its operations during the first quarter. This decrease was offset by an increase in professional fees paid in conjunction with SEC reporting. General and Administrative expenses are a small portion of our net revenues since the Manager pays for most expenses directly.

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

	Annualized
	Three Months Ended

	3/31/02	3/31/01

Interest Income
Mortgage Loans	12.40%	12.84%
Cash Accounts	1.64%	5.12%
Interest Expense
Line of Credit	4.76%	9.16%
Collateralized Notes	5.60%	7.96%
Net Interest Spread	5.88%	4.64%

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

Secondly, the payoff and prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $73.9 million we would anticipate annual cash flows from principal pay downs of approximately $25.9 million. As we continue to issue collateralized notes, our portfolio will increase as will the cash flow from principal pay downs. Again, normally these funds are used to originate new mortgage loans, but can be used in other ways.

Thirdly, we have the ability to issue collaterized notes to provide additional liquidity to our portfolio. As of May 7, 2002, we are able to offer collaterized notes with maturities of up to five years. Although not a committed source, we can utilize collaterized notes to meet a portion of our short-term funding needs under normal market conditions.

Lastly, we have two committed lines of credit with commercial banks to provide another level of liquidity. We can borrow up to $5.0 million on one of the lines to provide funding for new loans and $3.0 million on the other, for an aggregate of $8.0 million. Both lines of credit extend through July 1, 2002. Both of the lines are collateralized by mortgage loans and borrowings under the lines bear interest at the applicable bank’s prime or reference rate. We are required to comply with various operating and financial covenants in the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, and (ii) maximum debt-to-equity ratio. We are in compliance with these covenants. The Company did not have an outstanding balance on these lines of credit as of March 31, 2002 and December 31, 2001.

We believe the combination of these sources of capital allows us to manage our short-term liquidity needs in virtually any business situation and thereby efficiently use our capital resources.

With respect to our long-term liquidity (funding needs during periods beyond the next 12 months), our only commitments that require funding are those arising from our construction loans. We do not have any commitments for material capital expenditures or payments due on long-term debt obligations. We believe the same sources we rely on for short-term liquidity needs will be sufficient to fund our long-term needs as well.

Risk Management and the Allowance for Loan Losses

The loan portfolio is the Company’s primary asset subject to credit risk. To reflect this credit risk, the Company sets aside an allowance or reserve for credit losses through periodic changes to earnings. These charges are shown in the Company’s Statement of Earnings as provision for loan losses. Credit risk is managed and monitored through the use of lending standards, a thorough review of potential borrowers, and an on-going review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses. All specifically identifiable and qualifiable losses are immediately charged off against the allowance. Charged-off loans are subject to periodic review, and specific efforts are taken to achieve maximum recovery of principal and interest.

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to determine whether the allowance is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Valuation of the adequacy of the allowance for loan losses is based primarily on management’s periodic assessment and grading of the loan portfolio as described below. Additional factors considered by management include the consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other regulatory or legal issues that could affect credit losses.

Loans are initially graded when originated. They are re-graded on a quarterly basis and numerous factors are considered such as renewal, loans to the same borrower, identified facts demonstrating heightened risk of nonpayment, or if they have become delinquent. The loan review, or grading process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported quarterly to the directors for action to be taken. Watch list loans are those loans considered as having weakness detected in character, capacity to repay or balance sheet concerns and prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

•	Adverse financial trends and condition

•	Decline in the entire industry

•	Managerial problems

•	Customer’s failure to provide financial information or other collateral documentation

•	Repeated delinquency, overdrafts or renewals.

The loan review process reviews every significant problem credit and assessments are performed quarterly to confirm the risk rating to that credit, proper accounting and the adequacy of loan loss reserve assigned.

After reviewing the loan portfolio, management will allocate or assign a portion of the allowance for loan loss to groups of loans and individual loans to cover management’s estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No 114 (SFAS 114) “Accounting by Creditors for Impairment of a Loan” and No 118 (SFAS 118) “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover management’s best estimate of probable losses, management records additional provision for credit loss. If the allowance is greater than required at that point in time, provision expense is adjusted accordingly.

While management uses available information to recognize losses on loans, future adjustments to the allowance for loan loss may be necessary based on changes in economic conditions and the impact of such changes on the Company’s borrowers.

Consistent with US GAAP and with the methodologies used in estimating the unidentified losses in the loan loss portfolio, the allowance for loan loss consists of two components as discussed below.

First the allowance includes a component resulting from the application of the measurement criteria of SFAS 114 and SFAS 118.

The second or “unallocated” component of the allowance for loan loss is a component that is intended to absorb losses that may not be provided for by the first component. The primary reason that the first component discussed above might not be sufficient to absorb the losses present in portfolios, and the unallocated portion of the allowance for loan loss is used to provide for the losses that have occurred is because there are limitations to any credit risk grading process. Even for experienced loan reviewers, grading loans and estimating losses involves a significant degree of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. In addition, it is possible that grading and loan review may be done without knowing whether all relevant facts are at hand. For example, troubled borrowers may inadvertently or deliberately omit important information from correspondence with lending officers regarding their financial condition and the diminished strength of repayment sources.

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at March 31, 2002.

Non-Performing Loans

The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.

Real Estate Owned

Real estate owned includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell. Expenses related to the improvement of the fair market value of the property are capitalized. All other expenses are expensed.

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of, the Company periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of real estate owned for the three months ended March 31, 2002.

On March 31, 2002, our real estate owned totaled $3,278,587. The properties owned consist of 15 finished residential lots, 102 undeveloped lots and 1 office building, which were transferred from mortgage loans to real estate owned upon foreclosure.

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

Loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, principal and interest payments with a balloon payment at the end of the loan term, or interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 10% increase or decrease in general interest rates (from those prevailing at March 31, 2002) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona or California could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At March 31, 2002, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject

Item 2. Changes in Securities and Use of Proceeds.

     None

Item 3. Defaults Upon Senior Securities.

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit No.	Document

3.1*	Articles of Incorporation
3.2*	Articles Supplementary
3.2a**	Articles of Amendment of Articles Supplementary
3.3*	Bylaws
3.3.1*	Amendment to Bylaws
11	Statement Regarding Computation of per share earnings for the three months ended March 31, 2002 and 2001

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

**	Incorporated by reference to the correspondingly numbered exhibit to the Form 10-Q filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 14, 2001.

(b)	Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY MORTGAGE TRUST, INC.

Dated: May 10, 2002	By:

Nello Gonfiantini III Chairman, President, and Secretary

(Signed in the capacity of (i) duly authorized officer of the registrant

Dated: May 10, 2002	By:

Stephanie S. Schmitt Chief Financial Officer

(Signed in the capacity of (i) duly authorized officer of the registrant and (ii) principal Financial Officer of the registrant)

SPECIALTY MORTGAGE TRUST, INC.
STATEMENT REGARDING COMPUTATION OF EARNINGS PER SHARE
EXHIBIT 11

	Three Months Ended March 31,

	2002	2001

Basic
Average Common Shares Outstanding	6,908,716	334,732
Net Earnings Attributable to Common Stock	$1,782,345	$1,305,400
Per Share Amount	$0.26	$3.90
Diluted
Average Common Shares Outstanding	6,908,716	334,732
Average Preferred Shares Outstanding	—	4,671,632
Net effect of dilutive stock options outstanding during the period — based on the treasury stock method	54,093	29,428

Total	6,962,809	5,035,792
Net Earnings Attributable to Common Stock	$1,782,345	$1,305,400
Per Share Amount	$0.26	$0.26