Form 10-Q
period 2002-06-30
SPECIALTY TRUST INC
filed 2002-08-14
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-44860

SPECIALTY TRUST, INC.
Formerly Speciality Mortgage Trust, Inc.
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

Yes [X]          No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	6,974,245 as of August 14, 2002

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

SPECIALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash and cash equivalents	$3,085,788	$58,989
Accrued interest receivable	875,288	836,837
Land held for residential development	2,362,691	2,782,715
Investment in joint venture	334,496	—
Real estate owned (held for sale)	—	445,424
Mortgage loans held for investment, net of allowance for loan losses of $1,278,377 and $1,020,321 at June 30, 2002 and December 31, 2001, respectively	76,101,401	72,311,338
Deferred charges	462,616	307,063

Total assets	$83,222,280	$76,742,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Dividends payable	$—	$2,046,811
Accounts payable and accrued expenses	124,917	99,233
Accounts payable — related party	101,935	—
Accrued interest payable	22,473	16,699
Note payable — related party	31,982	—
Collateralized notes	13,738,843	8,395,919
Collateralized notes — related party	929,000	1,079,522
Deferred revenue	149,705	78,144

Total liabilities	15,098,855	11,716,328

STOCKHOLDERS’ EQUITY
Class A Convertible Preferred Stock; $0.01 par value, 0 and 3,531,915 shares authorized; 0 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	—	—
Common stock; $0.01 par value; 50,000,000 and 46,468,085 shares authorized; 6,966,545 and 6,822,703 issued and outstanding as of June 30, 2002 and December 31, 2001 respectively	69,665	68,227
Additional paid-in capital	66,117,951	64,957,811
Retained earnings	1,935,809	—

Total stockholders’ equity	68,123,425	65,026,038

Total liabilities and stockholders’ equity	$83,222,280	$76,742,366

The accompanying notes are an integral part of these statements.

SPECIALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Interest and dividend income
Mortgage loans	$2,477,350	$1,732,581	$4,606,226	$3,463,442
Cash accounts	7,976	11,119	34,224	11,583
Investment Gain	—	10,392	—	10,392
Dividends	—	—	—	7,097

Total interest and dividend income	2,485,326	1,754,092	4,640,450	3,492,514

Interest expense
Lines of credit	1,577	10,612	2,547	51,160
Notes Payable	1,325	—	1,325	—
Collateralized notes	188,645	207,929	335,228	362,518

Total interest expense	191,547	218,541	339,100	413,678
Net interest and dividend income	2,293,779	1,535,551	4,301,350	3,078,836
Provision for loan losses	128,517	125,000	258,056	250,000

Net interest and dividend income after provision for loan losses	2,165,262	1,410,551	4,043,294	2,828,836
Other Income	121,186	—	132,935	—

Net revenue	2,286,448	1,410,551	4,176,229	2,828,836

Expenses
General and administrative	152,615	131,465	249,104	209,680
Management and directors’ fees	110,442	9,796	117,247	44,466
Other Expenses	87,582	—	91,723	—

Total expenses	350,639	141,261	458,074	254,146

Earnings before income taxes	1,935,809	1,269,290	3,718,155	2,574,690
Income taxes	—	—	—	—

NET EARNINGS	1,935,809	1,269,920	3,718,155	2,574,690
Preferred stock dividend	—	1,401,521	—	1,401,521

NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCK	$1,935,809	$(132,231)	$3,718,155	$1,173,169
Basic earnings (loss) per share	0.28	(0.39)	0.54	3.47

Diluted earnings per share	0.28	0.25	0.53	0.51

The accompanying notes are an integral part of these statements.

SPECIALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible
	Preferred Stock		Common Stock		Additional
					Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance, January 1, 2001	4,624,276	$46,243	334,400	$3,344	$45,242,156	$—	$(957)	$45,290,786
Comprehensive income:
Net earnings	—	—	—	—	—	6,085,129	—	6,085,129
Net unrealized loss on investments available- for-sale							11,349	11,349
Reclassification adjustment							(10,392)	(10,392)

Total comprehensive income								6,086,086
Stock options exercised	—	—	20,218	202	21,250	—	—	21,452
Non-employee stock option expense	—	—	—	—	70,558	—	—	70,558
Collaterized notes received for preferred stock	270,284	2,703	—	—	2,970,425	—	—	2,973,128
Dividends reinvested for preferred stock	176,588	1,766	—	—	1,851,982	—	—	1,853,748
Preferred stock issued (net of offering costs of $48,982)	1,396,937	13,969	—	—	15,303,352	—	—	15,317,321
Conversion of preferred stock to common stock 10/1/01	(6,468,085)	(64,681)	6,468,085	64,681	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	—	(4,540,231)	—	(4,540,231)
Dividends declared on common stock	—	—	—	—	(501,912)	(1,544,898)	—	(2,046,810)

Balance, December 31, 2001	—	—	6,822,703	68,227	64,957,811	—	—	65,026,038

Net earnings	—	—	—	—	—	3,718,155	—	3,718,155
Stock options exercised	—	—	22,234	222	70,047	—	—	70,269
Non-employee stock options expense	—	—	—	—	43,892	—	—	43,892
Dividends reinvested for common stock	—	—	121,608	1,216	1,336,471	—	—	1,337,687
Dividends declared on common stock	—	—	—	—	(290,270)	(1,782,346)	—	(2,072,616)

Balance, June 30, 2002 (unaudited)	—	$—	6,966,545	$69,665	$66,117,951	$1,935,809	$—	$68,123,425

The accompanying notes are an integral part of these statements.

SPECIALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30, 2002	June 30, 2001

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net earnings	$3,718,155	$2,574,690

Adjustment to reconcile net earnings to net cash
Provided by operating activities:
Amortization	29,557	34,934
Provision for loan losses	258,056	250,000
Collateralized notes interest reinvested	303,004	300,348
Non-employee stock option expense	43,892	36,178
Gain on sale of investments	(11,278)	(10,392)
Changes in assets and liabilities:
Accrued interest receivable	(38,451)	(103,710)
Other Assets	—	(5,419)
Deferred Charges	(52,449)
Accounts payable	25,684	(7,533)
Accounts payable — related party	101,935
Deposits	—	(923,406)
Accrued interest payable	5,774	(3,649)
Deferred revenue	10,237	(1,684)

Total adjustments	675,961	(434,333)

Net cash provided by operating activities	4,394,116	2,140,357

Cash flows from investing activities:

Proceeds from sale of real estate owned	438,673	—
Investment in real estate owned	(1,989)	(68,565)
Investment in land held for investment	(159,652)	—
Proceeds received from investment in joint venture	257,585	—

Proceeds from sale of investments	—	259,866
Purchase of mortgage loans held for investment	(22,651,365)	(12,588,564)
Principal repayments of mortgage loans held for investment	18,672,183	8,455,833

Net cash used in investing activities	(3,444,565)	(3,941,430)

Cash flows from financing activities:
Proceeds from Preferred Stock Offering, net	—	7,993,807
Proceeds from common stock options exercised	70,269	12,535
Cash dividends paid	(2,781,740)	(1,913,292)
Net (payments)/proceeds on line of credit	—	(4,452,500)
Proceeds on collateralized notes	7,538,098	8,515,458
Principal payments on collateralized notes	(2,648,700)	(2,223,962)
Debt issue costs	(100,679)	(183,089)

Net cash provided by financing activities	2,077,248	7,748,957

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,026,799	5,947,884

Cash and cash equivalents at beginning of period	58,989	2,619,717

Cash and cash equivalents at end of period	$3,085,788	$8,567,601

SPECIALTY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS — CONTINUED

	Six Months Ended

	June 30, 2002	June 30, 2001

	(unaudited)	(unaudited)
Supplemental cash flow information:
Cash paid for interest	$29,872	$74,092

Supplemental disclosure of non-cash investing and financing activities:
Collateralized notes exchanged for issuance of preferred stock	$—	$2,973,128

Collateralized notes refinanced at maturity	$—	$3,860,542

Collateralized notes interest reinvested	$303,004	$300,348

Dividends reinvested for preferred stock	$—	$875,512

Dividends reinvested for common stock	$1,337,687	$—

Mortgage loans held for investment transferred to Land Held for Development	$—	$2,665,564

Foreclosure of property	$966,963	$—

Mortgage loan received for sale of foreclosed property	$1,035,900	$—

Loan points financed with manager	$31,982	$—

Land transferred to joint venture	$592,081	$—

The accompanying notes are an integral part of these statements.

SPECIALTY TRUST, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE 1. THE COMPANY

Specialty Trust, Inc., formerly Specialty Mortgage Trust, (the “Company” or “ST”) is a Maryland corporation, which acquires and holds mortgage loans secured by property located in Nevada, Arizona, California, Utah and Colorado. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. ST has elected to be a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (the Manager), a private mortgage finance business operating in Nevada and wholly owned by Nello Gonfiantini III, ST’s President and Chairman of the Board of Directors. ST was incorporated on October 21, 1997 and began operations on January 31, 1998, following the closing of ST’s initial private placement.

ST has evaluated the applicability of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires reporting business segments and information, including how the segments are determined, products and services provided, and changes in the measurement of segment accounting from period to period. ST operates as one business segment.

The accompanying financial statements for the three-month and six-months periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations, for such periods have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2001 and 2000 included in ST’s Form 10-K. The results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other period.

NOTE 2. RECLASSIFICATIONS

The prior year financial statements reflected certain reclassifications, which have no effect on net earnings, to conform to the classifications of the current year.

NOTE 3. REVENUE RECOGNITION

The Company’s revenue recognition policies for the sale of real estate follow Statement of Financial Accounting Standards (FAS) No. 66, “Accounting for Sale of Real Estate.” The Company evaluates the recording of revenues on the sale of real estate on a case by case basis depending on the facts and circumstances of the transaction.

NOTE 4. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Specialty Trust and its wholly-owned subsidiary Specialty Acquisition Corporation. All material inter-company accounts and transactions have been eliminated

NOTE 5. SPECIALTY ACQUISITION CORPORATION

On April 29, 2002, the Company elected to establish a taxable REIT subsidiary, Specialty Acquisition Corporation. Specialty Acquisition Corporation was formed May 2, 2002 to enable the Company to complete transactions related to the Land Held for Development.

As of May 2, 2002, the Company had 117 lots available for development. There are three phases of development for the property. Phase I consists of 17 lots that are valued at $35,000 each (prior to costs associated with development). The remaining lots for Phases II and III are valued at $15,000 each (prior to costs associated with development). Title transfers to the joint venture partner at the assigned value at the release of each phase. Specialty Acquisition Corporation has an agreement with the builder in which the builder shares in the expenses related to the development of the property. Any remaining profit is shared equally between the Company and the builder.

As of June 30, 2002, Phase I had begun as 17 lots have been transferred to the joint venture. The Company has also received approximately $258,000 from the joint venture partner, which reduced the investment in the joint venture. Any gain or loss on the development of the property occurs after the sale of the property to an individual buyer. As of June 30, 2002, there were no developed properties sold.

NOTE 6. COLLATERALIZED NOTES

On April 26, 2002, SMT filed a new registration statement covering the public sale of up to $269,132,000 (including amounts remaining unsold under a prior registration) of collaterized notes (the “collaterized notes”). The registration statement was declared effective by the Securities and Exchange Commission on May 7, 2002. This registration permits the issuance of collaterized notes with maturities of up to five years. The collateralized notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the collateralized notes.

On January 18, 2001, the Company’s initial registration statement covering the public sale of up to $250,000,000 of collateralized notes was declared effective by the Securities and Exchange Commission. The outstanding collateralized notes have maturities ranging from one month to twelve months from the date of issue and bear a fixed rate of interest (3.25% to 6.5% at June 30, 2002 and 4.50% to 8.00% at December 31, 2001). The effective yield of collateralized notes outstanding at June 30, 2002 and December 31, 2001 and was 4.86% and 6.93%, respectively. At June 30, 2002 and December 31, 2001, the collateralized notes were secured by $28,644,765 and $19,401,620, respectively, of mortgage loans pledged as collateral, respectively.

There are several related parties who held collaterized notes with ST. As of June 30, 2002 and December 31, 2001, they owned approximately $929,000 and $1,080,000 in collaterized notes, which represented approximately 6.3% and 11.4% of the total balance, respectively.

NOTE 7. DELINQUENT LOANS

At June 30, 2002, the Company had four delinquent loans of 90 days or more with a principal balance totaling approximately $7.6 million delinquent in principal and or interest payments. The company was in the process of foreclosure on one of the loans. On July 3, 2002, the Company began foreclosure procedures on two of the loans of approximately $230,000. The average loan to value on these loans was 56% and the Company has recorded a specific allowance of $138,021 at June 30, 2002. Accrued interest on these loans at June 30, 2002 was approximately $54,000. Management has evaluated the collectability of the loans in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrowers ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Accordingly, the Company’s management has recorded an allowance for loan losses based upon these factors.

NOTE 8. RELATED PARTY

On October 23, 1997, ST entered into a Management Agreement with the Manager. The Manager is responsible for the day-to-day operations of ST and will perform such services and activities relating to the assets and operations of ST as are provided for in the Management Agreement. The Manager originates the mortgage loans in the name of the Manager, and sells the loans to ST. The Manager retains the servicing of the mortgage loans.

The Manager receives the mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance with any additional fees or points paid to ST effectively discounting the purchase price of the loan from the Manager. The Manager will also receive a fee for loan servicing equal to one-half of one percent per annum of the total mortgage loans serviced and any late payment charges. These fees are earned directly by the Manager and deducted from the interest or late payments to cover costs to manage the portfolio, effectively reducing the yield to ST. In addition, the Manager will receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the taxable net income before the dividend deduction of ST in excess of an annualized return to ST equal to 12%. For the quarters ended June 30, 2002 and 2001, the Manager earned the following:

	2002	2001

Loan origination and extension fees	$710,828	$408,700
Loan servicing fees	176,653	63,510
Late payment charges	7,825	5,316
Incentive compensation bonus	93,977	4,605

The Company has deferred loan fees of approximately $32,000 with the management company (Specialty Financial), which is payable June 3, 2005. These fees are charged interest at the prime rate (4.75%).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes.

Safe Harbor Statement

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Specialty Trust, Inc., and our business, which are not historical facts are “forward-looking statements” that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, we refer you to “Risk Factors” commencing on Page 13 of our Prospectus included in the Registration Statement on Form S-11 (File No. 333-44860) relating to our collateralized investment notes.

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

Specialty Financial serves as our manager and is responsible for loan originations, loan servicing, and our day-to-day operations, subject to the supervision of our board of directors.

Significant Aspects of Second Quarter 2002 and Year End 2001

At June 30, 2002, we owned approximately $77.4 million of mortgage loans and approximately $2.7 million of land held for residential development. Our total assets were approximately $83.2 million. The assets were financed with approximately $14.7 million of recourse short-term debt, and approximately $68.1 million of common equity.

As of June 30, 2002, our equity-to-assets ratio was 81.9% and our debt-to-equity ratio was 22.1%. For the quarter ended June 30, 2002, our annualized return on equity was 11.8%.

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

The increase in assets was the result of additional cash received from operating activities and cash received from the collaterized notes program. The outstanding balance of mortgage loans increased by approximately $3.8 million This was offset against the increase in the collaterized note program. The increase in stockholders’ equity was due to dividends for the second quarter not being declared until the third quarter of 2002. In addition, the increase was also a result of stockholders reinvesting dividends from earnings in the dividend reinvestment program.

Changes in Financial Condition

Assets

Cash and Cash Equivalents. Cash and cash equivalents increased by approximately $3.0 million (5131%) as of June 30, 2002, compared to December 31, 2001. The timing of loan funding and the timing of debt or equity issues generally determine the amount of cash held by the Company. It is our goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

Land Held for Development. Land Held for Development decreased by approximately $420,000 (15%). This decrease is largely due to the transfer of 17 lots to the joint venture partner for completion. This decrease was offset by approximately $160,000 of development costs.

Investment in Joint Venture. Investment in Joint Venture increased by approximately $334,000 (100%). This increase is due to the creation of a joint venture for the development of property.

Real Estate Owned (Held for Sale). Real Estate Owned decreased by approximately $445,000 (100%). This decrease was due to the sale of an office building in early June, 2002. The net gain on the sale was approximately $4,000. The Company had received approximately $26,000 in rental income and had approximately $72,000 in additional expenses related to this property. In addition, Specialty Trust had single family residence, which was acquired through foreclosure in May, 2002. The property was subsequently sold in June, 2002, and a new loan was recorded on the books at $1,035,900. The net gain on the sale was approximately $99,000, which will be allocated over the life of the new loan under the installment method. The net gain for the three and six months ended June 30, 2002 was $7,613. The company had approximately $14,000 in foreclosure fees.

Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses increased by approximately $3.8 million (5%). This increase in mortgage loans was due primarily to new loans being underwritten and funded faster than loans were maturing.

Liabilities

Dividends Payable. Dividends payable decreased by approximately $2 million (100%) as of June 30, 2002, compared to December 31, 2001. Due to our REIT status the Board of Directors must declare dividends in the fourth quarter for the remaining earnings for the year. Therefore, this dividend carries over the fiscal year end and was paid in January 2002.

Collateralized Notes. On June 30, 2002, collateralized notes increased $5.2 million (55%) over December 31, 2001 primarily because the notes could be offered at a lower interest rate on short-term borrowings, longer term collateralized notes are at slightly higher rates than those offered by our lines of credit. Our collateralized notes were approved for public sale January 19, 2001. A post-effective amendment was filed and approved May 7, 2002.

Results of Operations

The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002
	Over/Under			Over/Under
	June 30, 2001			June 30, 2001

	Net			Net
	Change	Rate	Volume	Change	Rate	Volume

Interest Income
Mortgage Loans	$744,769	63,921	680,848	$1,142,784	(32,120)	1,174,904
Cash Accounts	(3,143)	3,702	(6,845)	22,641	12,522	10,119

Total	741,626	67,623	674,003	1,165,425	(19,598)	1,185,023

Expense
Line of Credit	(9,035)	(699)	(8,336)	(48,613)	(14,165)	(34,448)
Notes Payable	1,325	—	1,325	1,325	—	1,325
Collateralized Notes	(19,284)	(73,440)	54,156	(27,290)	(141,454)	114,164

Total	26,994	(74,139)	47,145	(74,578)	(155,619)	81,041

Change in net interest income	$768,620	141,762	626,858	$1,240,003	136,021	1,103,982

Our operating results include all of the reported income of our mortgage finance operation. The comparison of the three and six months ended, respectively June 30, 2002 to the three and six months ended, respectively June 30, 2001 are as follows:

Interest Income, Mortgage Assets. Interest income increased approximately $745,000 (43%) and $1.1 million (33%) for the three and six months ended, respectively, June 30, 2002, as compared to the comparable prior year period. This increase was due primarily to additional funds invested in mortgage loans as a result of increased cash available from dividend reinvestments during the period and the use of short-term borrowings to fund a corresponding increase in loan demand.

Total Interest Expense. Interest expense decreased by approximately $27,000 (12%) and $75,000 (18%) for the three and six months ended respectively June 30, 2002, as compared to the comparable prior year period. The decrease was primarily due to the Company’s limited use of the line of credit and the associated decrease in interest rates. The decrease in the line of credit use was offset by the Company utilizing its ability to issue collaterized notes.

Other Income. Other income increased by approximately $133,000 (100%) and $121,000 (100%) for the three and six months ended respectively June 30, 2002 as compared to the comparable prior year period. This increase was due to additional income related to the foreclosure of three loans during the second quarter.

Total Expenses. Total expenses increased by approximately $209,000 (148%) and $204,000 (80%) for the three and six months ended respectively June 30, 2002 as compared to the comparable prior year period. This change was primarily due to an increase in professional fees.

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

	Annualized		Annualized
	Three Months Ended		Six Months Ended

	6/30/2002	6/30/2001	6/30/2002	6/30/2001

Interest Income
Mortgage Loans	12.88%	12.53%	12.68%	12.74%
Cash Accounts	2.00%	1.08%	1.72%	1.10%
Interest Expense
Line of Credit	4.80%	6.95%	4.75%	10.15%
Notes Payable	7.27%	—	7.27%	—
Collateralized Notes	5.44%	7.55%	5.37%	7.65%
Net Interest Spread	7.24%	4.22%	6.82%	4.42%

Liquidity and Capital Resources

We manage our short-term liquidity (that is, our funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow, which can be used to originate new loans or to pay dividends to stockholders. This source provides approximately $10.2 million on an annual basis. We generally have the ability to apply this cash flow as needed.

Secondly, the payoff and prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $77.4 million, we would anticipate annual cash flows from principal pay downs of approximately $27.1 million. As we continue to issue collateralized notes, our portfolio will increase as will the cash flow from principal pay downs. Again, normally these funds are used to originate new mortgage loans, but can be used in other ways.

Thirdly, we have the ability to issue collaterized notes to provide additional liquidity to our portfolio. As of May 7, 2002, we were able to offer collaterized notes with maturities of up to five years. Although not a committed source, we can utilize collaterized notes to meet a portion of our short-term funding needs under normal market conditions.

Lastly, we have two committed lines of credit with commercial banks to provide another level of liquidity. We can borrow up to $6.5 million on one of the lines to provide funding for new loans and $3.0 million on the other, for an aggregate of $9.5 million. Both lines of credit extend through July 1, 2003. Both of the lines are collateralized by mortgage loans and borrowings under the lines bear interest at the applicable bank’s prime or reference rate. We are required to comply with various operating and financial covenants in the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, and (ii) maximum debt-to-equity ratio. We are in compliance with these covenants. The Company did not have an outstanding balance on these lines of credit as of June 30, 2002 and December 31, 2001.

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

The second or “unallocated” component of the allowance for loan loss is a component that is intended to absorb losses that may not be provided for by the first component. The primary reason that the first component discussed above might not be sufficient to absorb the losses present in portfolios, and the unallocated portion of the allowance for loan loss is used to provide for the losses that have occurred, is because there are limitations to any credit risk grading process. Even for experienced loan reviewers, grading loans and estimating losses involves a significant degree of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. In addition, it is possible that grading and loan review may be done without knowing whether all relevant facts are at hand. For example, troubled borrowers may inadvertently or deliberately omit important information from correspondence with lending officers regarding their financial condition and the diminished strength of repayment sources.

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at June 30, 2002.

Non-Performing Loans

The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.

Land Held for Development

Land Held for Development includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell. Expenses related to the improvement of the fair market value of the property are capitalized. All other expenses are expensed.

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of”, the Company periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of Land Held for Development for the three and six months ended respectively June 30, 2002.

On June 30, 2002, our Land Held for Residential Development totaled $2,697,187. The properties owned consist of 102 undeveloped lots, which were transferred from mortgage loans to Land Held for Residential Development upon foreclosure.

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

Loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, principal and interest payments with a balloon payment at the end of the loan term, or interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 10% increase or decrease in general interest rates (from those prevailing at June 30, 2002) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, California, Utah, or Colorado could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

At June 30, 2002, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Document

3.1*	Articles of Incorporation

3.3*	Bylaws

3.3.1*	Amendment to Bylaws

11	Statement Regarding Computation of per share earnings for the three and six months ended, respectively June 30, 2002 and 2001

99.1	Statement of Chief Executive Officer Regarding Form 10Q for Quarter ending June 30, 2002

99.2	Statement of Chief Financial Officer Regarding Form 10Q for Quarter ending June 30, 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY TRUST, INC.

Dated: August 14, 2002	By:
Nello Gonfiantini III Chairman, President, and Secretary

(Signed in the capacity of (i) duly authorized officer of the registrant

Dated: August 14, 2002	By:
Stephanie S. Schmitt Chief Financial Officer

(Signed in the capacity of (i) duly
authorized officer of the registrant and (ii) principal Financial Officer of the registrant)