Form 10-Q
period 2002-09-30
SPECIALTY TRUST INC
filed 2002-11-19
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-86972

SPECIALTY TRUST, INC.
(Formerly Specialty Mortgage Trust, Inc.)
(Exact name of Registrant as specified in its Charter)

Maryland (State or other jurisdiction of Incorporation or organization)	88-0382463 (I.R.S. Employer Identification No.)

6160 Plumas St. Reno, Nevada (Address of principal executive offices)	89509 (Zip Code)

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

Yes     X                           No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	7,183,004 as of November 19, 2002

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SPECIALTY TRUST, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	September 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$6,328,915	$58,989
Accrued interest receivable	880,657	836,837
Land held for residential development	2,416,691	2,782,715
Real estate owned (held for sale)	950,000	445,424
Mortgage loans held for investment, net of allowance for loan losses of $1,409,643 and $1,020,321 and discount of $116,510 and $78,144 at September 30, 2002 and December 31, 2001, respectively	74,324,879	72,233,194
Other assets	447,449	307,063

Total assets	$85,348,591	$76,664,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Dividends payable	$—	$2,046,811
Accounts payable and accrued expenses	120,455	99,233
Accrued interest payable	25,121	16,699
Note payable — related party	31,983	—
Collateralized notes	15,000,969	8,395,919
Collateralized notes — related party	990,579	1,079,522
Deferred revenue	51,951	—

Total liabilities	16,221,058	11,638,184

STOCKHOLDERS’ EQUITY
Common stock; $0.01 par value; 50,000,000 and 46,468,085 shares authorized; 7,076,575 and 6,822,703 issued and outstanding as of September 30, 2002 and December 31, 2001 respectively	70,766	68,227
Additional paid-in capital	67,120,429	64,957,811
Retained earnings	1,936,338	—

Total stockholders’ equity	69,127,533	65,026,038

Total liabilities and stockholders’ equity	$85,348,591	$76,664,222

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenue
Interest and dividend income:
Mortgage loans	$2,397,291	$2,055,257	$7,003,517	$5,529,090
Cash accounts	15,545	22,559	49,769	34,143
Dividends	—	—	—	7,097

Total interest and dividend income	2,412,836	2,077,816	7,053,286	5,570,330

Interest expense:
Lines of credit	266	718	2,813	51,878
Notes Payable	1,796	—	3,121	—
Collateralized notes	208,417	187,956	543,645	550,475

Total interest expense	210,479	188,674	549,579	602,353

Net interest and dividend income	2,202,357	1,889,142	6,503,707	4,967,977
Provision for loan losses	131,266	125,000	389,322	375,000

Net interest and dividend income after provision for loan losses	2,071,091	1,764,142	6,114,385	4,592,977
Other Income	3,559	—	85,167	—

Net revenue	2,074,650	1,764,142	6,199,552	4,592,977

Expenses
General and administrative	100,300	78,830	349,404	288,509
Management and directors’ fees	13,244	58,440	130,491	102,766
Other	24,768	—	65,164	—

Total expenses	138,312	137,270	545,059	391,275

NET EARNINGS	1,936,338	1,626,872	5,654,493	4,201,702
Preferred stock dividend	—	1,413,586	—	2,815,107

NET EARNINGS ATTRIBUTABLE TO COMMON STOCK	$1,936,338	$213,286	$5,654,493	$1,386,595

Basic earnings per share	$0.27	$0.63	$0.81	$4.09

Diluted earnings per share	$0.27	$0.27	$0.81	$0.77

Dividends on common stock declared	$0.30	$—	$0.60	$—

Dividends on preferred stock declared	$—	$0.30	$—	$0.60

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Class A
	Convertible
	Preferred Stock		Common Stock		Additional
					Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Total

Balance, January 1, 2001	4,624,276	$46,243	334,400	$3,344	$45,242,156	$—	($957)	$45,290,786
Comprehensive income:
Net earnings	—	—	—	—	—	6,085,129	—	6,085,129
Net unrealized loss on investments available-for-sale							11,349	11,349
Reclassification adjustment							(10,392)	(10,392)

Total comprehensive income								6,086,086
Stock options exercised	—	—	20,218	202	21,250	—	—	21,452
Non-employee stock option expense	—	—	—	—	70,558	—	—	70,558
Conversion of collateralized notes into preferred stock	270,284	2,703	—	—	2,970,425	—	—	2,973,128
Preferred stock issued through dividend reinvestment plan	176,588	1,766	—	—	1,851,982	—	—	1,853,748
Preferred stock issued (net of offering costs of $48,982)	1,396,937	13,969	—	—	15,303,352	—	—	15,317,321
Conversion of preferred stock to common stock	(6,468,085)	(64,681)	6,468,085	64,681	—	—	—	—
Dividends declared on preferred stock	—	—	—	—	—	(4,540,231)	—	(4,540,231)
Dividends declared on common stock	—	—	—	—	(501,912)	(1,544,898)	—	(2,046,810)

Balance, December 31, 2001	—	—	6,822,703	68,227	64,957,811	—	—	65,026,038

Net earnings	—	—	—	—	—	5,654,493	—	5,654,493
Stock options exercised	—	—	32,684	327	105,768	—	—	106,095
Non-employee stock options expense	—	—	—	—	70,422	—	—	70,422
Common stock issued through dividend reinvestment plan	—	—	221,188	2,212	2,430,853	—	—	2,433,065
Dividends declared on common stock	—	—	—	—	(444,425)	(3,718,155)	—	(4,162,580)

Balance, September 30, 2002	—	$—	7,076,575	$70,766	$67,120,429	$1,936,338	$—	$69,127,533

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Cash flows from operating activities:
Net earnings	$5,654,493	$4,201,702
Adjustment to reconcile net earnings to net cash provided by operating activities:
Amortization and depreciation	71,562	53,936
Provision for loan losses	389,322	375,000
Interest reinvested in collateralized notes	483,888	470,399
Amortization of discount on mortgage loans	(45,166)	(15,167)
Non-employee stock option expense	70,422	52,173
Gain on sale of real estate owned	(56,292)	(10,392)
Changes in assets and liabilities:
Accrued interest receivable	(64,035)	(189,388)
Other assets	(85,553)	(3,097)
Accounts payable and accrued interest payable	29,644	29,542
Deposits	—	(923,406)

Net cash provided by operating activities	6,448,285	4,041,302

Cash flows from investing activities:
Investment in real estate owned	—	(244,613)
Proceeds from sale of real estate owned	446,710	259,866
Investment in land held for residential development	(199,919)	—
Proceeds from builder on land held for residential development	565,943	—
Purchase of mortgage loans held for investment	(37,741,681)	(28,491,203)
Principal repayments of mortgage loans held for investment	34,458,740	14,649,275

Net cash used in investing activities	(2,470,207)	(13,826,675)

Cash flows from financing activities:
Proceeds from Preferred Stock Offering, net	—	15,317,321
Proceeds from common stock options exercised	106,095	21,427
Cash dividends paid	(3,776,326)	(2,903,618)
Net payments on line of credit	—	(4,452,500)
Proceeds from issuance of note payable-related party	31,983	—
Proceeds from issuance of collateralized notes	10,952,309	10,346,682
Principal payments on collateralized notes	(4,920,090)	(4,815,865)
Debt issue costs	(102,123)	(202,173)

Net cash provided by financing activities	2,291,848	13,311,274

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,269,926	3,525,901
Cash and cash equivalents at beginning of period	58,989	2,619,717

Cash and cash equivalents at end of period	$6,328,915	$6,145,618

SPECIALTY TRUST, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) — CONTINUED

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Supplemental cash flow information:
Cash paid for interest	$57,738	$140,195

Supplemental disclosure of non-cash investing and financing activities:
Conversion of collateralized notes into preferred stock	$—	$2,973,128

Collateralized notes refinanced at maturity	$10,428,691	$8,009,318

Preferred stock issued through dividend reinvestment plan	$—	$1,298,772

Common stock issued through dividend reinvestment plan	$2,433,065	$—

Mortgage loans held for investment transferred to Land Held for Development	$—	$2,823,562

Foreclosure of property securing mortgage loan including accrued interest receivable of $20,215	$1,903,215	$—

Mortgage loan received for sale of real estate owned:
Investment in real estate owned	$953,215	$—
Deferred revenue	82,685	—

	$1,035,900	—

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Specialty Trust, Inc., formerly Specialty Mortgage Trust, and Subsidiary (the “Company”) is a Maryland corporation, which acquires and holds mortgage loans secured by property located in Nevada, Arizona, Colorado, California, and Utah. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. The Company has elected to be a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (the Manager), a private mortgage finance business operating in Nevada and wholly owned by Nello Gonfiantini III, the Company’s President and Chairman of the Board of Directors. The Company was incorporated on October 21, 1997 and began operations on January 31, 1998, following the closing of the Company’s initial private placement of its preferred stock.

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

The unaudited consolidated financial statements for the three and nine months ended September 30, 2002 include the accounts of the Company and its wholly owned subsidiary, Specialty Acquisition Corporation, a taxable REIT subsidiary (“Specialty Acquisition”). Specialty Acquisition was formed on May 2, 2002 to enable the Company to perform development activities to land it foreclosed upon (Note 2), and to maintain the Company’s qualified REIT status. All inter-company accounts and transactions have been eliminated upon consolidation.

The prior year financial statements contain certain reclassifications to conform to the current year classifications. These reclassifications had no effect on net earnings.

Land Held for Residential Development
Land Held for Residential Development includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, or the property’s estimated fair value, less estimated costs to sell. When circumstances such as adverse market conditions indicate a possible impairment of the value of the real estate held for development, the Company will initiate a review of the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate development’s eventual disposition. These cash flows consider factors such as expected future trends and prospects, as well as the effects of project demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property.

The Company adopted Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“FAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. FAS 144 retained the fundamental provisions of FAS 121 for recognition and measurement of impairment. The Company’s adoption of FAS 144 did not have a material impact on their financial position, cash flows, or results of operations.

Recent Accounting Pronouncements
In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations.” Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that FAS 143 will have a material impact on their financial position, cash flows, or results of operations.

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Correction.” FAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe applicability under changed conditions. The provisions of FAS 145 are effective for the Company with the beginning of fiscal year 2003; however, early application of FAS 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of FAS 145 would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on their financial position, cash flows, or results of operations from adopting FAS 145.

In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of FAS 146 is required for the Company’s fiscal year beginning January 1, 2003. The Company does not believe that the adoption of FAS 146 will have a significant impact on their financial position, cash flows, or results of operations.

NOTE 2. LAND HELD FOR RESIDENTIAL DEVELOPMENT

In February 2001, the Company foreclosed on a mortgage loan in default and obtained ownership of the residential land development project (the “Project”) securing the loan. The Company’s recorded investment in the loan at the time of foreclosure was approximately $2.7 million. The Company obtained a third-party appraisal of the Project at the time of the foreclosure which was used by management to value the Project at approximately $2.5 million, net of estimated costs to sell. A loss of $225,000 was recorded upon recording the initial carrying value of the Project upon foreclosure. The three phases comprising this Project which totaled 117 lots were in various stages of completion. The appraisal provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $35,000 each, (ii) phase II’s 61 lots and phase III’s 41 lots all at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs which the Company or its assignee would incur to get these lots ready for commencement of homebuilding. The Company subsequently assigned the Project to Specialty Acquisition, its wholly-owned taxable REIT subsidiary.

In June 2002, Specialty Acquisition entered into an agreement with a third-party homebuilder to transfer title to the lots to the homebuilder in exchange for an upfront payment, in cash, equal to a portion of the original appraised value of the uncompleted lots. In addition, Specialty Acquisition is entitled to 50% of the profits, if any, realized by the homebuilder upon closing of the sale of each home built. Specialty Acquisition also receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. Specialty Acquisition is not obligated for any future costs of the Project once a completed lot is delivered to the homebuilder and the upfront payment received by Specialty Acquisition is non-refundable. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduces Specialty Acquisition’s investment in the land held for residential development. Upon the sale of completed homes by the homebuilder to an independent third-party, Specialty Acquisition will recognize revenue equal to its share of the profits realized and received and may record a provision for income taxes if Specialty Acquisition is expected to generate taxable income for the year.

As of September 30, 2002, all 76 lots in phases I and II have been transferred and the homebuilder has paid Specialty Acquisition $565,943 in conjunction with the delivery of these completed lots. In order to complete the lots, Specialty Acquisition has incurred site mapping and other engineering costs and has incurred real estate taxes, all of which were capitalized. As of September 30, 2002, no developed lots have been sold by the homebuilder. The following provides a roll-forward of this account in 2002:

Balance-December 31, 2001	$2,782,715
Capitalized costs in 2002	199,919
Cash payments received from homebuilder in 2002	(565,943)

Balance-September 30, 2002	$2,416,691

NOTE 3. COLLATERALIZED NOTES

On January 18, 2001, the Company’s initial registration statement covering the public sale of up to $250,000,000 of collateralized notes (the “Collateralized Notes”) was declared effective by the Securities and Exchange Commission. The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes. On May 7, 2002, a new registration statement was declared effective by the Securities and Exchange Commission increasing the amount of Collateralized Notes available for sale up to $269,312,000 (including amounts remaining unsold under the prior registration). This new registration statement permits the issuance of Collateralized Notes with maturities of up to five years. The outstanding Collateralized Notes have maturities ranging from one month to five years from the date of issue and bear a fixed rate of interest (3.25% to 7.5% at September 30, 2002 and 4.50% to 8.00% at December 31, 2001). The effective yield of Collateralized Notes outstanding at September 30, 2002 and December 31, 2001 and was 4.88% and 6.93%, respectively. At September 30, 2002 and December 31, 2001, the Collateralized Notes were secured by $25,881,527 and $19,401,620, respectively, of mortgage loans pledged as collateral, respectively.

There are several related parties who held Collateralized Notes with the Company. As of September 30, 2002 and December 31, 2001, they owned approximately $991,000 and $1,080,000 in Collateralized Notes, which represented approximately 6.2 % and 11.4% of the total balance, respectively.

NOTE 4. DELINQUENT LOANS

At September 30, 2002, the Company had three loans that were 60 to 89 days past due, totaling approximately $6.9 million in principal and accrued interest. The average loan to value on these loans was 54%. The Company has accrued interest on these three loans; however, in accordance with our revenue recognition policy, the

Company will cease accruing additional interest income if these loans become 90 days past due. The accrued interest recorded on the three delinquent loans at September 30, 2002 was approximately $191,000. Management has evaluated the collectability of these delinquent loans in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.

The company was in the process of foreclosure on two of these three loans totaling approximately $5.2 million of accrued interest and principal.

NOTE 5. RELATED PARTY

On October 23, 1997, the Company entered into a Management Agreement with the Manager. The Manager is responsible for the day-to-day operations of the Company and will perform such services and activities relating to the assets and operations of the Company as are provided for in the Management Agreement. The Manager originates the mortgage loans in the name of the Manager, and sells the loans to the Company. The Manager retains the servicing of the mortgage loans.

The Manager receives the mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance with any additional fees or points paid to the Company, effectively discounting the purchase price of the loan from the Manager. The Manager will also receive a fee for loan servicing equal to one-half of one percent per annum of the total mortgage loans serviced and any late payment charges. These fees are earned directly by the Manager and deducted from the interest or late payments to cover costs to manage the portfolio, effectively reducing the yield to the Company. In addition, the Manager will receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the taxable net income before the dividend deduction of the Company in excess of an annualized return to the Company equal to 12%. For the nine months ended September 30, 2002 and 2001, the Manager earned the following:

	2002	2001

Loan origination and Extension fees	$927,519	$667,750
Loan servicing fees	269,778	59,512
Late payment charges	9,295	16,668
Incentive compensation bonus	93,977	49,846

NOTE 6. EARNINGS PER SHARE

Following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic:
Net earnings applicable to common stock	$1,936	$213	$5,654	$1,387

Weighted average number of shares — basic	7,075,801	340,400	6,983,196	338,645

Earnings per share — basic	$0.27	$0.63	$0.81	$4.09

Diluted:
Add: preferred stock dividend	—	1,414	—	2,815

Net earnings for diluted earnings per share	$1,936	$1,627	$5,654	$4,202

Weighted average number of shares — basic	7,075,801	340,400	6,983,196	338,645
Conversion of preferred stock under the if converted method	—	5,750,412	—	5,044,492
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	39,154	43,399	39,154	43,399

Weighted average number of shares — diluted	7,114,955	6,134,211	7,022,350	5,426,536

Earnings per share — diluted	$0.27	$0.27	$0.81	$0.77

NOTE 7. SUBSEQUENT EVENTS

On October 30, 2002, the Board of Directors declared a dividend equal to $0.30 per share of the Company’s common stock which was paid on November 1, 2002 to all common stockholders on record as of September 30, 2002.

On November 8, 2002, the Company obtained a new $5.0 million line of credit with a bank. The line of credit expires on October 15, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes.

Safe Harbor Statement

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Specialty Trust, Inc., and our business, which are not historical facts are “forward-looking statements” that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, we refer you to “Risk Factors” commencing on Page 13 of our Prospectus included in the Registration Statement on
Form S-11 (File No. 333-86972) relating to our collateralized investment notes.

Company Overview

The Company is a mortgage finance company specializing in acquiring nonconforming residential and commercial real estate mortgage loans for the purpose of holding the loans in its portfolio. We fund our loans chiefly through equity and to a lesser degree with short-term debt. This short-term debt is in the form of secured bank lines of credit and collateralized notes.

Our business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the States of Nevada, Arizona, Colorado, California, and Utah whose needs are generally not being served by traditional financial institutions. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multi-family residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to $10 million, although the board of directors may approve exceptions. Most loans will have terms of one to three years. Our mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by borrower’s leasehold interest in real property. Our loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

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

Significant Aspects of Third Quarter 2002 and Year End 2001

At September 30, 2002, we owned approximately $75.9 million of mortgage loans and approximately $2.4 million of land held for residential development. Our total assets were approximately $85.3 million. These assets were financed with approximately $16.0 million of recourse short-term debt, and approximately $69.1 million of common equity.

As of September 30, 2002, our equity-to-assets ratio was 81.0% and our debt-to-equity ratio was 23.5%. For the quarter ended September 30, 2002, our annualized return on equity was 11.6%.

At December 31, 2001, we owned approximately $73.3 million of mortgage loans and approximately $2.8 million of land held for residential development. Our total assets were approximately $76.7 million. The assets were financed with approximately $9.5 million in recourse short-term debt, and approximately $65.0 million of common equity.

As of December 31, 2001, our equity-to-asset ratio was 84.8% and our debt-to-equity ratio was 17.9%, and our average return on equity for the year ended December 31, 2001 was 11.0%.

The increase in assets was the result of additional cash received from operating activities and cash received from the collateralized notes program. The increase in stockholders’ equity at September 30, 2002 was due to retained earnings not yet being declared as dividends as they were at December 31, 2001. In addition, the increase was also a result of stockholders reinvesting dividends in common stock through the dividend reinvestment program.

Changes in Financial Condition

Assets

Cash and Cash Equivalents. Cash and cash equivalents increased by approximately $6.3 million as of September 30, 2002, compared to December 31, 2001. The timing of loan funding and the timing of debt or equity issues generally determine the amount of cash held by the Company. It is our goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

Land Held for Residential Development. Land Held for Residential Development decreased by approximately $316,000 (11%). Land held for residential development represents three phases of undeveloped lots (the “Project”) which were obtained by the Company through foreclosure in February 2001 of the collateral securing a mortgage loan. This Project includes 117 lots which were in various stages of completion at the time of foreclosure. An appraisal was obtained at the time of foreclosure which provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $35,000 each, (ii) phase II’s 61 lots and phase III’s 41 lots all at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs which the Company or its assignee would incur to get these lots ready for commencement of homebuilding. The Company subsequently assigned the Project to Specialty Acquisition Corporation (“Specialty Acquisition”), its wholly-owned taxable REIT subsidiary in May 2002.

In June 2002, Specialty Acquisition entered into an agreement with a third-party homebuilder to transfer title to the lots to the homebuilder in exchange for an upfront payment, in cash, equal to a portion of the original appraised value of the uncompleted lots. In addition, Specialty Acquisition is entitled to 50% of the profits, if any, realized by the homebuilder upon closing of the sale of each home built. Specialty Acquisition also receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. Specialty Acquisition is not obligated for any future costs of the Project once a completed lot is delivered to the homebuilder and the upfront payment received by Specialty Acquisition is non-refundable. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduces Specialty Acquisition’s investment in the land held for residential development. Upon the sale of completed homes by the homebuilder to an independent third-party, Specialty Acquisition will recognize revenue equal to its share of the profits realized and received and may record a provision for income taxes if Specialty Acquisition is expected to generate taxable income for the year.

As of September 30, 2002, all 76 lots in phases I and II have been transferred and the homebuilder has paid Specialty Acquisition $565,943 in conjunction with the delivery of these completed lots. In order to complete the lots, Specialty Acquisition has incurred site mapping and other engineering costs and has incurred real estate taxes, all of which were capitalized.

As of September 30, 2002, no developed lots have been sold by the homebuilder. The following provides a roll-forward of this account in 2002:

Balance — December 31, 2001	$2,782,715
Capitalized costs in 2002	199,919
Cash payments received from homebuilder in 2002	(565,943)

Balance — September 30, 2002	$2,416,691

Real Estate Owned (Held for Sale). Real Estate Owned increased by approximately $505,000 (113%). This increase was due to the acquisition of an office building through foreclosure in July 2002. This increase was offset by the sale of another office building in early June 2002. The net gain on the sale was approximately $36,000. Specialty Trust also had a single-family residence, which was acquired through foreclosure in May 2002. The property was subsequently sold in June 2002. The net gain on sale was approximately $83,000, which will be deferred over the life of the new loan under the installment method. The amortization of the deferred gain recognized for the three and nine months ended September 30, 2002 was approximately $15,000 and $20,000 respectively.

     Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses increased by approximately $2.1 million (35%). This increase in mortgage loans was due primarily to new loans being underwritten and funded faster than loans were maturing.

Liabilities

Dividends Payable. Dividends payable decreased by approximately $2.0 million (100%) as of September 30, 2002, compared to December 31, 2001 as a result of the payment of the accrued dividend in January 2002.

Collateralized Notes and Collateralized Notes — Related Party. Collateralized Notes as a whole increased by approximately $6.5 million (69%) because of increased issuance of such notes due to increased demand. Demand increased primarily because the stated interest rates of the notes are slightly higher than the average rate paid by banks. Our collateralized notes were approved for public sale on January 19, 2001 in our initial registration statement. A new registration statement was filed and declared effective on May 7, 2002.

Results of Operations

The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2002
		Over/Under			Over/Under
	September 30, 2001			September 30, 2001

	Net			Net
	Change	Rate	Volume	Change	Rate	Volume

Interest Income
Mortgage Loans	$342,034	$(421,204)	$763,238	$1,474,427	$(202,292)	$1,676,719
Cash Accounts	(7,014)	(35,204)	28,190	15,626	(30,138)	45,764

Total	335,020	(456,408)	791,428	1,490,053	(232,430)	1,722,483

Expense
Line of Credit	(452)	984	(1,436)	(49,065)	(14,724)	(34,341)
Notes Payable	1,796	—	1,796	3,121	—	3,121
Collateralized Notes	20,461	(74,420)	94,881	(6,830)	(217,198)	210,368

Total	21,805	(73,436)	95,241	(52,774)	(231,922)	179,148

Change in net interest income	$313,215	$(382,972)	$696,187	$1,542,827	$(508)	1,543,335

Our operating results include all of the reported income of our mortgage finance operation. The comparison of the three and nine months ended September 30, 2002 to the three and nine months ended September 30, 2001 are as follows:

Interest Income, Mortgage Assets. Interest income increased approximately $335,000 (16%) and $1.49 million (27%) for the three and nine months ended September 30, 2002, respectively, as compared to the comparable prior year periods. This increase was due primarily to additional funds invested in mortgage loans as a result of increased cash available from dividend reinvestments during the period and the use of short-term borrowings to fund a corresponding increase in loan demand.

Total Interest Expense. Interest expense increased by approximately $22,000 (12%) and decreased approximately $53,000 (9%) for the three and nine months ended September 30, 2002, respectively, as compared to the comparable prior year periods. The increase for the three months ended September 30, 2002 is primarily due to the increase in collateralized notes from the prior year. The decrease for the nine months ended September 30, 2002 was primarily due to the Company’s limited use of the lines of credit and the decrease in interest rates. The decrease in the line of credit use was offset by the Company utilizing collateralized notes facility.

Other Income. Other income increased by approximately $4,000 (100%) and $85,000 (100%) for the three and nine months ended September 30, 2002, respectively, as compared to the comparable prior year periods. Other income increased for the nine month period primarily due to the gain on sale of real estate owned of approximately $56,000 and the net operating income generated from one of these properties sold of approximately $26,000.

Total Expenses. Total expenses increased by approximately $1,000 (1%) and $154,000 (39%) for the three and nine months ended September 30, 2002, respectively, as compared to the comparable prior year periods. This change was primarily due to an increase in professional fees and compensation expense related to non employee exercised options.

Interest Rate/Market/Credit Risk

We seek to manage the interest rate, credit and market risk of our portfolio. By originating short-term loans (generally less than three years), we can significantly reduce the risk of changing interest rates. Additionally, we continue to monitor the quality of our loans through our underwriting guidelines and loss mitigation through our servicing procedures. In this way we seek to control credit risk. The majority of our loans are in the state of Nevada, but we are also acquiring loans in Arizona, Colorado, California and Utah. This will help diversify the portfolio and reduce the risk of investing in one market.

The following table sets forth the weighted average yield earned on our assets and the weighted average expense of our liabilities for the periods shown.

	Annualized		Annualized

	Three Months Ended		Nine Months Ended

	9/30/2002	9/30/2001	9/30/2002	9/30/2001

Interest Income
Mortgage Loans	12.20%	12.99%	12.52%	12.87%
Cash Accounts	1.68%	2.50%	1.71%	1.74%
Interest Expense
Line of Credit	4.84%	6.95%	4.75%	6.95%
Notes Payable	6.01%	—	5.59%	—
Collateralized Notes	5.32%	7.23%	5.36%	7.50%
Net Interest Spread	6.40%	5.16%	6.69%	4.71%

Liquidity and Capital Resources

We manage our short-term liquidity (that is, our funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow, which can be used to originate new loans or to pay dividends to stockholders. This source provides approximately $9.3 million on an annual basis. We generally have the ability to apply this cash flow as needed.

Secondly, the payoff and prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $75.9 million, we anticipate annual cash flows from principal pay downs of approximately $22.8 million. As we continue to issue collateralized notes, our portfolio will increase as will the cash flow from principal pay downs. Again, normally these funds are used to originate new mortgage loans, but can be used in other ways.

Thirdly, we have the ability to issue collateralized notes to provide additional liquidity to our portfolio. As of May 7, 2002, we were able to offer collateralized notes with maturities of up to five years. Although not a committed source, we can utilize collateralized notes to meet a portion of our short-term funding needs under normal market conditions.

Lastly, we had two committed lines of credit with commercial banks to provide another level of liquidity as of September 30, 2002. We can borrow $6.5 million and $3.0 million on these two separate lines of credit to provide funding for new mortgage loans, for an aggregate of $9.5 million. The $6.5 million and $3.0 million lines are available through July 1, 2003. On November 4, 2002 the Company obtained a third line of credit totaling $5.0 million and will mature on October 15, 2003. All three of the lines are collateralized by mortgage loans and borrowings under the lines bear interest at the applicable bank’s prime or reference rate. We are required to comply with various operating and financial covenants in the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, and (ii) maximum debt-to-equity ratio. We are in compliance with these covenants. The Company did not have an outstanding balance on these lines of credit as of September 30, 2002 and December 31, 2001.

We believe the combination of these sources of capital allows us to manage our anticipated short-term liquidity needs and thereby efficiently use our capital resources.

With respect to our long-term liquidity (funding needs during periods beyond the next 12 months), our only commitments that require funding are those arising from our construction loans. At September 30, 2002, the Company was committed to advancing an additional $8.1 million related to its construction loans. We do not have any commitments for material capital expenditures or payments due on long-term debt obligations. We believe the same sources we rely on for short-term liquidity needs will be sufficient to fund our long-term needs as well.

Risk Management and the Allowance for Loan Losses

The loan portfolio is the Company’s primary asset subject to credit risk. To reflect this credit risk, the Company sets aside an allowance or reserve for credit losses through periodic changes to earnings. These charges are shown in the Company’s Statement of Earnings as provision for loan losses. Credit risk is managed and monitored through the use of lending standards, a thorough review of potential borrowers, and an on-going review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. Charged-off loans are subject to periodic review, and specific efforts are taken to achieve maximum recovery of principal and interest.

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to determine whether the allowance is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Valuation of the adequacy of the allowance for loan losses is based primarily on management’s periodic assessment and grading of the loan portfolio as described below. Additional factors considered by management include the consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other regulatory or legal issues that could affect loan losses.

Loans are initially graded when originated. They are re-graded on a quarterly basis and numerous factors are considered such as renewal, loans to the same borrower, identified facts demonstrating heightened risk of nonpayment, or if they have become delinquent. The loan review, or grading process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported quarterly to the directors for action to be taken. Watch list loans are those loans considered as having weakness detected in character, capacity to repay or balance sheet concerns, and prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

•	Adverse financial trends and conditions

•	Decline in the entire industry

•	Managerial problems

•	Customer’s failure to provide financial information or other collateral documentation

•	Repeated delinquency, overdrafts or renewals

The loan review process reviews every significant problem loan and assessments are performed quarterly to confirm the risk rating to that loan, proper accounting and the adequacy of loan loss reserve assigned.

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

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at September 30, 2002.

Non-Performing Loans

The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. As of September 30, 2002, no loan had become 90 days past due. Three loans were delinquent, however, management does not consider them to be impaired as their average loan-to-value ratio was 54%.

Land Held for Residential Development and Real Estate Owned (Held for Sale)

Land Held for Residential Development and Real Estate Owned (Held for Sale) includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell. Costs related to the improvements to the property are capitalized. All other costs are expensed.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company periodically compares the carrying value of real estate to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds future cash flows, the assets are reduced to fair value. There were no required reductions to the carrying value of Land Held for Residential Development or Real Estate Owned for the three and nine months ended respectively September 30, 2002.

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

Loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, or interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 1,000 basis point increase or decrease in general interest rates (from those prevailing at September 30, 2002) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, California, or Utah could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

Item 4.	Controls and Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

The undersigned principal executive officer and principal financial officer of Specialty Trust, Inc. conclude that Specialty Trust, Inc.’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report.

	(b)	Changes in internal controls.

There have been no significant changes in Specialty Trust, Inc.’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls by the undersigned principal executive officer and principal financial officer of Specialty Trust, Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

At September 30, 2002, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

Item 2.	Changes in Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

On July 29, 2002, Specialty Trust held its Annual Meeting of Shareholders. The results of the meeting were as follows:

(a) The election of Class II Directors: Ernest Martinelli, Mark Combs and George E. Bull III.

(b) Approval of the appointment of KPMG LLP as the Independent Auditors of the Company for the year ended December 31, 2002.

Item 5.	Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit No.	Document

3.1*	Articles of Incorporation
3.3*	Bylaws
3.3.1*	Amendment to Bylaws
11	Statement Regarding Computation of per share earnings for the three and nine months ended, respectively September 30, 2002 and 2001
99.1	Statement Of Chief Executive Officer Regarding Form 10-Q For Quarter Ending September 30, 2002
99.2	Statement Of Chief Financial Officer Regarding Form 10-Q For Quarter Ending September 30, 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

(b)	Reports on Form 8-K

On October 11, 2002, the Company filed a current report on Form 8-K under Item 4 that Grant Thornton LLP was dismissed as principal accountant and KPMG LLP was selected as the Company’s independent public accountants for the fiscal year ending December 31, 2002.

On October 25, 2002, The Company filed a current report on Form 8-K/A Amendment No. 1 to the current report on Form 8-K dated October 11, 2002 to make certain technical corrections to the original Form 8-K filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY TRUST, INC.

Dated: November 19, 2002	By:	/s/ Nello Gonfiantini III

Nello Gonfiantini III Chairman, President, and Secretary

(Signed in the capacity of (i) duly authorized officer of the registrant)

Dated: November 19, 2002	By:	/s/ Stephanie Schmitt

Stephanie S. Schmitt Chief Financial Officer

(Signed in the capacity of (i) duly authorized officer of the registrant and (ii) principal Financial Officer of the registrant)

CERTIFICATION

I, Nello Gonfiantini, III, certify that:

I have reviewed this quarterly report on Form 10-Q of Specialty Trust, Inc.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Nello Gonfiantini III Name: Nello Gonfiantini III	Dated this 19th day of November 2002
Title: Chairman of the Board, President and Secretary

CERTIFICATION

I, Stephanie Schmitt, III, certify that:

I have reviewed this quarterly report on Form 10-Q of Specialty Trust, Inc.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stephanie Schmitt	Dated this 19th day of November, 2002.

Name: Stephanie Schmitt Title: Chief Financial Officer