Form 10-K
period 2002-12-31
SPECIALTY TRUST INC
filed 2003-03-31
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 333-44860

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

Yes [X]	No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	7,317,875 as of March 15, 2003

INDEX

 PART I.

PART I.

Item 1. Business

Our business objective is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. We finance our acquisitions of mortgage loans with equity and secured borrowings. We are structured as a real estate investment trust (REIT), thereby generally eliminating Federal income taxes at the corporate level, the tax effect is passed to the shareholders on income we distribute to stockholders in the form of dividends. Because we are not structured as a traditional lender, which accepts deposits, we are subject to substantially less regulatory oversight and incur lower compliance expenses compared to banks, thrifts and many other holders of mortgage loans.

On May 2, 2002, the Company changed its name from Specialty Mortgage Trust, Inc. to Specialty Trust, Inc.

The Manager

Specialty Financial, formerly Gonzo Financial, serves as our manager (the “Manager”) and is responsible for loan originations, loan servicing and our day-to-day operations, subject to the supervision of our Board of Directors. Mr. Nello Gonfiantini, III, a director and our chief executive officer, is also an executive officer, director and the sole stockholder of Specialty Financial. We have no separate employees from the Manager. We have no ownership interest in the Manager. Specialty Financial has significant operating discretion as to the implementation of our business strategy and policies.

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

Investment Strategies and Policies

Mortgage Loan Acquisition Strategy. Our business involves acquiring and holding loans to borrowers primarily in the Western United States whose borrowing needs are generally not being served by traditional financial institutions. Although the majority of our loans are located in the state of Nevada, we are also acquiring loans in Arizona, California, Utah, and Colorado. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to 10% of our total assets, although exceptions may be approved by the board. As of December 31, 2002, there was one mortgage loan, which exceeded the 10% threshold, and one borrower whose total loans exceeded the 10% threshold, which the board approved. Most loans have terms of two to three years. At December 31, 2002, less than 1% of our loan portfolio consisted of loans with originally stated maturities of more than three years from the year of issuance. We anticipate that approximately 90% of our mortgage loan balances will at any one time be secured by first deeds of trust on the underlying real property, with the remaining mortgage loan balances secured by second deeds of trust. Our mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by the borrower’s leasehold interest in real property. Our loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

We acquire loans originated by our Manager. Our loans target as potential customers borrowers with relatively significant equity value in their property, but who either:

-	require a small commercial loan;

-	own real property which is difficult to evaluate under typical residential underwriting guidelines or unlikely to support a mortgage saleable in the secondary market;

-	are self-employed, tend to experience some volatility in their income or have difficult-to-document sources of income; or

-	are otherwise unable to qualify for traditional mortgage loans.

All loans provide for monthly payments of interest. Currently, substantially all of our loans are at fixed rates of interest. The Company has one loan with a variable rate of interest, which was 8% for the first six months of the loan, and thereafter increased to 11%. As part of the acquisition or refinance of a particular mortgage loan, we may acquire a shared appreciation interest or other participation in the property securing the loan.

Risks by Type of Loan

Most of the loans we acquire and hold require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. At December 31, 2002, less than 1% of our loan portfolio consisted of fully amortizing mortgage loans. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to obtain suitable refinancing, sell the underlying property or otherwise raise a substantial cash amount. An increase in interest rates over the mortgage rate applicable at the time the loan was originated may have an adverse effect on the borrower’s ability to obtain refinancing or to pay the required monthly payments. As a result, such loans may involve a higher risk of default than fully amortizing loans.

We generally hold our mortgage loans to maturity. In addition, the REIT provisions of the Internal Revenue Code (the “Code”) limit in some respects our ability to sell mortgage loans. From time to time, however, management may decide to sell mortgage loans. This could occur for any number of reasons, for example, to dispose of a mortgage loan as to which credit risk concerns have arisen, to reduce interest rate risk, or generally to rebalance our portfolio when management deems such action advisable. Management will select any mortgage loans to be sold according to the particular purpose such sale will serve. The Board of Directors has not adopted a policy that would restrict management’s authority to determine the timing of sales or the selection of mortgage loans to be sold.

Types of Mortgage Loans. The principal types of mortgage loans we acquire are described below:

-	Land Loans. Land loans are made against (a) underdeveloped or “raw” land zoned for either commercial or residential use and (b) land prepared for commercial or residential development, typically with entitlements obtained and basic infrastructure such as streets and utilities in place. An example of a residential land development loan would be a loan secured by a residential subdivision with residential lots ready for building. While land loans are generally made at low loan-to-value ratios, usually less than 50%, there is generally no cash flow from the property and the borrower’s other sources of income must be relied upon to support the periodic interest payments due under the loans.

-	Construction Mortgage Loans. Construction loans are loans made for the renovation of developed property, and for the construction of new structures on undeveloped property. Construction loans acquired and held by us will generally be secured by first deeds of trust on commercial or residential real property. Most of our construction loans are to developers building the property for sale. Such loans are typically for terms of from six months to two years. Generally we do not disburse funds with respect to a particular construction loan until work in the previous phase of the project on which the loan is being made has been completed, and until an independent inspector has verified the quality of construction and adherence to the construction plans and has reviewed the estimated cost of completing the project. In addition, we require the submission of signed labor and material lien releases by the borrower in connection with each completed phase of the project prior to making any periodic disbursements of proceeds of the loan to the borrower.

-	Commercial Building Loans. Commercial building loans have distinct risk characteristics depending on the type of structure on the property. Commercial building loans generally lack standardized terms, which may complicate their structure. Commercial buildings themselves tend to be unique and are more difficult to value than residential properties. In addition, commercial buildings, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, with corresponding burdens and costs of compliance with environmental laws and regulations.

Commercial building loans are also subject to the effects of:

--	local and other economic conditions on real estate values;

--	the ability of tenants to make lease payments;

--	the ability of a building to attract and retain tenants, which may in turn be affected by local conditions such as oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to tenants, competition from other available space, the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs and to make other tenant concessions; and

--	increased operating costs, including energy costs and real estate taxes.

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

-	Nonconforming Single-Family and Small Multifamily Residential Mortgage Loans. The nonconforming single-family residential mortgage loans are conventional mortgage loans that vary in one or more respects from the requirements for participation in Fannie Mae or Freddie Mac programs. Credit risks associated with nonconforming mortgage loans may be greater than those associated with mortgage loans that conform to typical Fannie Mae and Freddie Mac guidelines. The principal differences between nonconforming mortgage loans and conforming mortgage loans include the applicable loan-to-value ratios, the credit and income histories of the mortgagors, the documentation required for approval of the mortgagors, the types of properties securing the mortgage loans, loan sizes and the mortgagors’ occupancy status with respect to the mortgaged property. Nonconforming loans may include loans secured by timeshare vacation property. As a result of these and other factors which may cause these nonconforming mortgage loans to experience higher risk of credit default and loss, the interest rates charged on these loans are often higher than those charged for conforming mortgage loans.

Small multifamily mortgage loans are generally secured by a first lien on a 5-unit to 20-unit residential property. Multifamily mortgage loans share many of the characteristics and risks associated with commercial mortgage loans and are often categorized as commercial loans rather than residential loans. We also include loans on mobile home parks in this residential category.

-	Junior Mortgage Loans. Second, third and wraparound mortgage loans are secured by deeds of trust on single-family residences which are already subject to prior mortgage indebtedness. A wraparound loan is a junior mortgage loan having a principal amount equal to the outstanding balance under the existing mortgage loans plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Junior mortgage loans generally have lower qualifying loan-to-value ratios.

Table 1: Mortgage Loan Portfolio
(as of December 31, 2002)

			Maximum	Current Loan	Specialty
		ST Net	Commitment	Principal	Trust			Lien
Footnotes	Description of Loan	Interest Rate	Amount on Loan*	Amount	Balance†	Maturity	LTV	Position

	LAND LOANS
1	Residential Subdivision	12.00%	$10,000,000	$5,776,744	$5,776,744	11/1/03	94%	2nd
2	Residential Raw Land	13.00%	3,500,000	3,500,000	3,500,000	3/1/03	33%	1st
3	Residential Raw Land	12.50%	3,056,200	3,056,200	3,056,200	1/1/05	59%	1st
1	Residential Raw Land	12.00%	2,100,000	2,100,000	2,100,000	11/1/03	94%	1st
2	Residential Raw Land	13.00%	2,500,000	2,500,000	1,020,000	7/1/03	28%	1st
2	Residential Raw Land	13.00%	2,900,000	2,900,000	1,000,000	2/1/03	29%	1st
2	Residential Raw Land	13.00%	2,185,000	539,430	539,430	4/1/04	45%	1st
	Residential Raw Land	13.00%	97,000	97,000	97,000	10/1/04	49%	1st
	Residential Raw Land	13.00%	42,500	42,500	42,500	1/1/05	57%	1st

	Residential Raw Land Total		$26,380,700	$20,511,874	$17,131,874

	Residential Land Development	12.75%	$30,000,000	$30,000,000	$10,000,000	5/1/03	36%	1st
	Residential Land Development	13.00%	7,300,000	7,000,000	7,000,000	10/1/04	65%	1st
	Residential Land Development	13.00%	1,920,000	1,455,200	1,455,200	9/1/04	60%	1st
	Residential Land Development	12.25%	5,000,000	517,556	517,556	7/1/03	49%	1st

	Residential Land Development Total		$44,220,000	$38,972,756	$18,972,756

4	Commercial Raw Land	13.00%	$8,200,000	$6,815,575	$6,815,575	4/1/05	42%	1st
5/9	Commercial Raw Land	13.00%	5,500,000	3,754,000	2,644,077	1/1/03	88%	1st
5/9	Commercial Raw Land	12.50%	5,700,000	5,700,000	2,461,000	6/1/02	84%	1st
3	Commercial Raw Land	12.50%	1,209,500	1,209,500	1,209,500	1/1/05	59%	1st
3	Commercial Raw Land	12.50%	1,032,500	1,032,500	1,032,500	1/1/05	57%	1st
3	Commercial Raw Land	12.25%	1,000,000	1,000,000	1,000,000	6/1/03	56%	1st
2	Commercial Raw Land	13.00%	1,400,000	1,400,000	900,000	4/1/03	38%	1st
2	Commercial Raw Land	13.00%	4,100,000	4,100,000	80,000	7/1/03	50%	1st

	Commercial Raw Land Total		$28,142,000	$25,011,575	$16,142,652

	TOTAL LAND LOANS		$98,742,700	$84,496,205	$52,247,282

	CONSTRUCTION LOANS
7	Spec SFR Construction	13.00%	$3,440,000	$2,184,355	$2,184,355	12/1/03	80%	1st
9	Spec SFR Construction	13.00%	2,020,000	2,020,000	2,020,000	8/1/03	77%	1st
8	Spec SFR Construction	12.75%	1,890,000	1,890,000	1,890,000	1/1/03	70%	1st
7	Spec SFR Construction	13.00%	2,240,000	1,750,337	1,750,337	9/1/03	80%	1st
9	Spec SFR Construction	13.00%	1,650,000	1,650,000	1,650,000	5/1/03	60%	1st
6	Spec SFR Construction	13.00%	85,840	85,840	85,840	6/1/03	80%	1st
6	Spec SFR Construction	13.00%	85,840	85,840	85,840	6/1/03	80%	1st
6	Spec SFR Construction	13.00%	85,840	85,840	85,840	6/1/03	80%	1st
6	Spec SFR Construction	13.00%	85,792	85,792	85,792	6/1/03	80%	1st
6	Spec SFR Construction	13.00%	85,792	85,792	85,792	6/1/03	80%	1st
6	Spec SFR Construction	13.00%	85,792	85,792	85,792	6/1/03	80%	1st

	SFR Construction Total		$11,754,896	$10,009,588	$10,009,588

	Office Bldg Shell & Land	13.00%	$9,000,000	$9,000,000	$9,000,000	12/1/03	67%	1st
	Golf Course Construction	13.00%	12,500,000	11,410,000	8,315,371	7/1/04	55%	1st
6	Spec . Prof. Office Const	13.00%	5,100,000	5,100,000	5,100,000	5/1/04	73%	1st
4	Office Bldg Shell & Land	13.00%	7,800,000	3,960,000	3,960,000	1/1/05	80%	1st
	Motel Construction	13.00%	5,108,000	1,513,500	1,513,500	11/1/04	48%	1st

	Commercial Construction Total		$39,508,000	$30,983,500	$27,888,871

	TOTAL CONSTRUCTION LOANS		$51,262,896	$40,993,088	$37,898,459

Table 1: Mortgage Loan Portfolio - Continued
(as of December 31, 2002)

			Maximum	Current Loan	Specialty
		ST Net	Commitment	Principal	Trust			Lien
Footnotes	Description of Loan	Interest Rate	Amount on Loan*	Amount	Balance†	Maturity	LTV	Position

COMMERCIAL LOANS

9	Motel / Hotel	12.00%	$1,579,915	$1,579,915	$1,579,915	4/1/03	93%	1st
	Motel / Hotel	13.00%	375,000	375,000	375,000	8/1/04	36%	1st

	Commercial Buildings Total		$1,954,915	$1,954,915	$1,954,915

NON CONFORMING SINGLE FAMILY AND MULTIFAMILY LOANS

9	SFR	13.25%	$2,750,000	$2,750,000	$2,750,000	10/1/03	54%	2nd
	SFR	10.50%	1,950,000	1,038,490	1,038,490	7/1/03	77%	1st
	SFR	13.00%	195,000	195,000	195,000	4/1/04	48%	2nd
8/9	SFR	12.50%	150,000	150,000	150,000	6/1/03	67%	2nd
	SFR	13.00%	20,000	11,248	11,248	12/1/06	73%	1st

	Single Family Total		$5,065,000	$4,144,738	$4,144,738

	TOTALS		$157,025,511	$131,588,946	$96,245,394

     Footnotes: Loans to More Than One Borrower

1	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $7,876,744

2	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $7,039,430

3	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $6,298,200

4	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $10,775,575

5	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $5,105,077

6	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $5,614,896

7	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $3,934,692

8	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $2,040,000

9	Loans delinquent either in principal or interest past 30 days

*	Total loan commitment for all investors

†	Specialty Trust’s participation in current loan balances as of December 31, 2002 was $96,245,394. Specialty Trust’s maximum commitment of additional funds under existing loans was Specialty Trust's $22,028,000 at December 31, 2002

Table 2: Types and Maturities of Mortgage Investments
(as of December 31, 2002)

	Number	Carrying
	of	Amount
Type of Loan	Loans	of Mortgages		Percent

1st Mortgages	40	$87,373,650		90.78%
2nd Mortgages	4	8,871,744		9.22%

	44	$96,245,394		100.00%

Land	21	$52,247,282		54.28%
Construction	16	37,898,459		39.38%
Commercial	2	1,954,915		2.03%
Other	5	4,144,738		4.31%

	44	$96,245,394		100.00%

Maturing on or before December 31, 2003	28	$55,527,370	(1)	57.69%
Maturing on or between January 1, 2004 and December 31, 2006	16	40,718,024		42.31%

	44	$96,245,394		100.00%

(1)	Loans aggregating to $13,254,992 in principal and accrued interest were 30-245 past due at December 31, 2002

Other Investments. We may purchase our own stock or the debt or equity of other mortgage REITs or other companies when we believe that such purchases will yield attractive returns on capital employed. Any such purchase would be for investment purposes and not for short-term trading (turnover) gain. REIT or other debt or equity securities may be undervalued at points in the economic cycle. When the stock market valuation of companies are low in relation to the market value of other assets, stock purchases can be a way for us to acquire indirectly a beneficial interest in a pool of mortgage assets or other types of assets at an attractive price. Also, REITs and other companies may have attractive mortgage finance or other businesses in which we may want to become a partial owner. We do not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite securities of other issuers. We do not limit the amount of securities of other issuers we may acquire (beyond the limits imposed by the REIT qualification requirements), although we do not anticipate that such holdings will comprise a substantial portion of our assets. At December 31, 2002, we did not own any such securities.

Leverage Strategies and Policies

We employ a debt financing strategy to increase our investment in mortgage loans. By using our mortgage loans as collateral to borrow funds, we are able to invest in mortgage loans with greater value than our equity. We have a targeted ratio of debt-to-equity of approximately 1 to 1. While there are no charter or bylaw limitations on our use of leverage, we currently have a policy and have agreed with our primary bank lenders not to exceed that target by permitting our debt, whether under bank lines or our Collateralized Note program, to exceed our equity. Our financing strategy is designed to maintain a cushion of equity sufficient to respond to short-term liquidity needs. We anticipate that all of our borrowing arrangements will require us to pledge cash or additional mortgage loans in the event the market or discounted value of existing collateral declines. To the extent that cash reserves are insufficient to cover such deficiencies in collateral, we may be required to sell mortgage loans to reduce the borrowings.

We intend to finance our mortgage loan acquisitions through our collateralized note program and bank warehouse credit lines. At December 31, 2002, the amount of such credit lines was $14.5 million, with $9,336,000 outstanding at December 31, 2002.

On May 7, 2002, a registration statement was declared effective by the Securities and Exchange Commission covering up to $269,312,000 of Collateralized Notes (including amounts remaining unsold under the prior registration). The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes. The outstanding Collateralized Notes have maturities ranging from one month to five years from the date of issue and bear fixed rates of interest (2.5% to 7.5% at December 31, 2002). As of December 31, 2002 $19,771,031 of these Notes were outstanding.

Our goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

Operating Strategies and Policies

Origination and Underwriting. Specialty Financial continuously evaluates prospective mortgage loans to be acquired by Specialty Trust. The Manager generates mortgage loan originations from referrals from real estate and mortgage loan brokers, referrals from existing customers, new loans made to or refinancing of loans to existing customers and personal solicitations of new borrowers.

All potential mortgage loans are evaluated to determine if the mortgage loan is of a type eligible for acquisition by Specialty Trust. Our policy generally limits the amount of loans to one borrower or affiliated borrowers to less than 10% of total assets and the loan-to-value ratio for any loan to a maximum of 80%, although in each case exceptions may be approved by the board. As the notes to “Table 1: Mortgage Loan Portfolio” indicate, at December 31, 2002 there were eight instances of loans to the same borrower or related parties secured by different parcels of real property. Two of these loans to the same borrower represent more than 10% of the portfolio. In addition, the Company had one loan, which exceeded 10% of the portfolio. We generally seek personal guarantees from affiliates of the borrower when possible. We do not have specific requirements with respect to credit scores or payment histories. For income producing properties, the net annual estimated cash flow after vacancy, and operating expenses must equal or exceed the annual payments required on the mortgage loan. The Manager requires full documentation of all loan application/requests, including complete organizational documents of the borrowing entity, if applicable, credit reports on guarantors and borrowers, current (within 60 days) financial statements, and a minimum of two year’s tax returns. A flood zone determination must be provided. A preliminary title report is obtained and reviewed by the underwriter. ALTA surveys, Phase I environmental reports and geotechnical reports are required on most loans but can be waived on a case-by-case basis upon physical inspection and determination by Mr. Nello Gonfiantini, III. Liability insurance is required on all loans and hazard insurance is required on any structures. If the loan is to finance a purchase, a copy of the purchase contract must be submitted. If the loan is for refinance, a copy of the closing statement when purchased is reviewed. If a loan is for construction, a copy of plans, specifications and cost breakdown must be reviewed and a construction control company retained. Our underwriting guidelines are intended to evaluate the capacity and willingness of the borrower to repay the loan and the adequacy of the collateral securing the loan. On a case-by-case basis, exceptions to the underwriting guidelines may be made by the President where there are compensating factors, for example, low loan-to-value ratios or guarantees from parties with strong financial resources or pledges of additional collateral.

Collateral valuation receives special attention in the Manager’s underwriting of our mortgage loans. The Manager places great emphasis on the ability of our collateral to protect against losses in the event of default by borrowers. In determining the adequacy of the mortgaged property as collateral, the Manager obtains independent, on-site appraisals for each mortgage property and the property is inspected by an officer or employee of the Manager. All independent appraisers must be licensed or qualified as independent fee appraisers and certified by the state in which the property being appraised is located. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the market value of comparable properties, the estimated rental income, if applicable, and the cost of replacement. The appraised value of the property being financed must be such that it currently supports, and is anticipated to support in the event of default, the outstanding mortgage loan balance. The Manager generally relies on its own independent analysis and not exclusively on such appraisals in determining whether or not to arrange a particular mortgage loan.

Servicing. The Manager has established its own servicing operation in order to service the mortgage loans. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, making required inspections of the property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company’s guidelines. The focus of the Manager’s servicing operation is on managing credit risk in order to protect our investment in the mortgage loans. The Manager intends to use early intervention, aggressive collection and loss mitigation techniques in the servicing process.

Credit and Market Risk Management. We believe that proper underwriting and efficient servicing of our mortgage loans are the most effective methods of managing our credit risk. The Manager’s focus as a servicer of mortgage loans it has originated is more on effective credit risk management than on cost control. The Manager does not intend to be a low cost servicer, but instead puts the proper resources to work to mitigate losses on the mortgage loans it services.

Set forth below is a table setting forth our recent delinquency, foreclosure and loss experience:

Table 3: Delinquency, Foreclosure and Loss Experience

	December 31, 2002		December 31, 2001

	Principal	% of	Principal	% of
	$ of Loans	Portfolio	$ of Loans	Portfolio

Total Portfolio	$96,245,394	100.00%	$73,331,659	100.00%

Period of Delinquency (Interest and/or Principal):
30-59 days	6,570,000	6.83%	348,121	0.48%
60 to 89 days	1,579,915	1.64%	—	0.00%
90 days or more	5,105,077	5.30%	3,462,850	4.72%

Total Delinquencies (excluding foreclosures)	$13,254,992	13.77%	$3,810,971	5.20%

Foreclosures Pending	—	0.00%	$950,000	1.30%
Foreclosures Completed	$950,000		$3,048,561
Losses Sustained for Period Ending on Such Date	—		$226,106

Specialty Trust generally institutes foreclosure proceedings on defaulted loans when that action is determined by management to be in the best interests of shareholders. Foreclosure may be appropriate where the project planned for the property has encountered slower than anticipated development or sales results or where the developer/borrower’s financial condition has deteriorated such that completion of the project has been jeopardized. A loan that is nearing maturity or has defaulted may be a candidate for refinancing rather than foreclosure when management determines that the project planned remains viable and the value of the property and other sources of repayment such as personal guarantees are sufficient to support a new loan. In such cases, management often works with marketing and other real estate professionals to assist the developer in modifying the original project to enhance its likelihood of success.

Geographic Concentration. There are no limits on the geographic concentration of the loans we may acquire and properties underlying mortgage loans are located primarily in the state of Nevada. In order to reduce our market risk exposure from investing in mortgage loans to borrowers located primarily in the state of Nevada, we have begun to acquire loans secured by properties in the states of Arizona, California, Utah and Colorado.

The percentage of geographic concentration by loan amount is as follows:

Nevada	49%	(approx. 30% in the Reno area and 19% in the Las Vegas area)
Arizona	20%
Colorado	21%
Utah	7%
California	3%

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

Prepayment Risk Management. The Manager seeks to minimize the effects of faster than anticipated prepayment rates in our portfolio, in part by originating mortgage loans with prepayment penalties. The Manager also utilizes the production of new mortgage loans as a hedge against prepayment risk.

Other Company Policies

At the present time, we do not intend to invest directly in real property or interests in real property. From time to time, however, we may hold “real estate owned” (REO) as a result of foreclosure of defaulted mortgage loans. Further, we do not intend to invest in mortgage securities or to issue mortgage securities. We do not anticipate to issue senior securities or to offer our securities in exchange for property or stock.

Our Board of Directors has established the investment policies and strategies summarized in this annual report. The Board of Directors has the power to modify or waive such policies and strategies without the consent of the stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interest of stockholders. Among other factors, developments in the market, which affect the policies and strategies mentioned in this annual report or which change our assessment of the market may cause the Board of Directors to revise our policies and strategies.

Certain Federal Income Tax Considerations

The following discussion summarizes certain Federal income tax considerations relevant to the Company and its investors. This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. This discussion does not address all aspects of Federal income taxation that may be relevant to a particular investor in light of its personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker-dealers and, except to the extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that investors will hold their investment in common stock or our notes as a “capital asset” (generally, property held for investment) under the Internal Revenue Code (“the Code”). Investors are advised to consult their tax advisors as to the specific tax consequences to them of purchasing, holding and disposing of our common stock or notes, including the application and effect of Federal, state, local and foreign income and other tax laws to their investment.

General. We have elected for Federal income tax purposes to be taxed as a REIT, commencing with the taxable year ending December 31, 1998. Management believes that we have operated, and anticipates that we will continue to operate, in a manner that permits us to maintain our qualifications as a REIT. As described in more detail below, because the Code generally requires REITs to distribute at least 90% of their tax earnings each year, and further allows the REIT to deduct such distributions, qualification as a REIT generally eliminates the “double taxation” that otherwise results under current law when a regular corporation earns income and distributes that income to its stockholders.

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

Stock ownership tests. Our capital stock must be held by at least 100 persons for at least 335 days of a twelve-month year, or a proportionate part of a short tax year. In addition, no more than 50% of the value of our capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. We must satisfy these stock ownership requirements each taxable year. We must solicit information from certain of our stockholders to verify ownership levels and our Articles of Incorporation impose certain repurchase obligations and restrictions regarding the transfer of our shares in order to aid in meeting the stock ownership requirements. If we were to fail either of the stock ownership tests, we would generally be disqualified from REIT status, unless, in the case of the “five or fewer” requirement, the “good faith” exemption is available.

Asset tests. For tax years beginning before December 31, 2000, we were required to meet the following asset tests (the “REIT Asset Tests”) at the close of each quarter of each taxable year:

(a)	at least 75% of the value of our total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items (the “75% Asset Test”); and

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

For tax years beginning after December 31, 2000, we must generally meet the following REIT Asset Tests at the close of each quarter of each taxable year:

(a)	the 75% Asset Test;

(b)	not more than 25% of the value of our total assets is represented by securities (other than those includible under the 75% Asset Test);

(c)	not more than 20% of the value of our total assets is represented by securities of one or more taxable REIT subsidiaries; and

(d)	the value of securities held by us, other than those of a taxable REIT subsidiary, or taken into account for purposes of the 75% Asset Test, must not exceed either (i) 5% of the value of our total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding vote or value of any such issuer’s securities.

In applying the above REIT Asset Tests, we are generally required to re-value all of our assets at the end of any quarter in which we acquire a substantial amount of new securities or other property that is not a Qualified REIT Real Estate Asset. We intend to monitor closely the purchase, holding and disposition of our assets in order to comply with the REIT Asset Tests. We anticipate that substantially all of our assets will be Qualified REIT Real Estate Assets and intend to limit, diversify or hold through a taxable REIT subsidiary our ownership of any assets not qualifying as Qualified REIT Real Estate Assets so as to comply with the above REIT Asset Tests. If it is anticipated that these limits would be exceeded, we intend to take appropriate measures, including the disposition of non-qualifying assets within the permitted time periods for cure, so as to avoid exceeding such limits.

Gross income tests. We must generally meet the following gross income tests (the “REIT Gross Income Tests”) for each taxable year:

(a)	at least 75% of our gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets, foreclosure property or “qualified temporary investment income” (i.e., income derived from “new capital” within one year of the receipt of such capital) (the “75% Gross Income Test”); and,

(b)	at least 95% of our gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the “95% Gross Income Test”).

We intend to maintain our REIT status by carefully monitoring our income, including income from sales of mortgage assets, to comply with the REIT Gross Income Tests. Under certain circumstances, for example, (i) the sale of a substantial amount of mortgage assets to repay borrowings in the event that other credit is unavailable or (ii) unanticipated decrease in our qualifying income which results in the non-qualifying income exceeding 5% of gross income, we may be unable to comply with certain of the REIT Gross Income Tests. Inadvertent failures to comply with the REIT Gross Income Tests will not result in our disqualification as a REIT so long as certain disclosure and reasonable cause criteria are met and we pay a 100% tax on an amount generally equal to the qualified income shortfall. See “Taxation of the Company” below for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

Distribution requirement. For tax years before 2001, we were generally required to distribute to our stockholders an amount equal to at least 95% of our REIT taxable income before deduction of dividends paid and by excluding net capital gain. Beginning with the 2001 tax year, this REIT distribution requirement is reduced to 90%. Such distributions must be made in the taxable year to which they relate or, if declared before the timely filing of our tax return for such year and paid not later than the first regular dividend payment after such declaration, in the following taxable year.

The Internal Revenue Service (“IRS”) has ruled generally that if a REIT maintains a dividend reinvestment plan that allows stockholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of the fair market value of such shares on the distribution date, then such distributions qualify under the above distribution requirement. We maintain a Dividend Reinvestment Plan (“DRIP”) and intend that the terms of our DRIP will comply with the IRS public ruling guidelines for such plans.

If we fail to meet the distribution test as a result of an adjustment to our taxable income by the IRS, we may be able to avoid disqualification as a REIT by paying a deficiency dividend within a specified time period and in accordance with other requirements set forth in the Code. We would be liable for interest based on the amount of the deficiency dividend. A deficiency dividend is not permitted if the deficiency is due to fraud with intent to evade tax or to a willful failure to file a timely tax return.

Taxation of the Company. In any year in which we qualify as a REIT, we will generally not be subject to Federal income tax on that portion of our REIT taxable income or capital gain that is distributed to our stockholders. We will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

In addition, notwithstanding our qualification as a REIT, we may also be subject to tax in certain other circumstances as follows:

(a)	if we fail to satisfy either of the REIT Gross Income Tests, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will generally be subject to a 100% tax on the greater of the amount by which we fail either the 75% or the 95% Gross Income Test;

(b)	we will also be subject to a tax of 100% on net income derived from any “prohibited transaction” (which includes dispositions of property classified as “dealer” property). In certain circumstances, a REO that is constructed upon or developed by us, shared appreciation mortgages and other equity-like interests coupled with a mortgage may be deemed to give rise to income from “dealer” property. In such event, such interests might give rise to non-qualifying income for purposes of the REIT Gross Income Tests and the 100% prohibited transaction tax. We do not believe that we have or will engage in transactions at the REIT level that would result in our being classified as a dealer. However, there cannot be any assurance that the Internal Revenue Service will agree;

(c)	if we have (i) net income from the sale or other disposition of an REO that is not further developed by us but which is deemed held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, we will be subject to Federal income tax on such income at the highest corporate income tax rate; and

(d)	in addition, a nondeductible excise tax, equal to 4% of the excess of required distributions over the amounts actually distributed will be imposed on us for each calendar year to the extent that dividends paid during the year, or declared during the last quarter of the year and paid during January of the succeeding year, are less than the sum of (1) 85% of our “ordinary income,” (2) 95% of our capital gain net income, and (3) any undistributed income remaining from earlier years. We may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

If we fail any of the above-described REIT qualification tests in any taxable year and the relief provisions available under the Code do not apply, we would be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which we fail to qualify as a REIT would not be deductible by us, nor would distributions generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, we would also be disqualified from re-electing REIT status for the four taxable years following the year in which we became disqualified.

We may also voluntarily revoke our election to be taxed as a REIT, although we have no intention of doing so, in which event we will be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

We intend to monitor on an ongoing basis our compliance with the REIT requirements described above. In order to maintain our REIT status, we may be required to limit the types of assets that we might otherwise acquire, or hold certain assets at times when we might otherwise have determined that the sale or other disposition of such assets would have been more prudent.

Taxable REIT Subsidiaries. A Taxable REIT Subsidiary is any corporation in which a REIT owns stock (directly or indirectly) and for which the REIT and such corporation make an election to classify the corporation as a Taxable REIT Subsidiary. Effective May 2, 2002, Specialty Acquisition Corp (SAC) (wholly owned subsidiary created on May 2, 2002) and the Company elected to treat SAC as a Taxable REIT Subsidiary of the Company effective January 1, 2003. As a Taxable REIT Subsidiary, it is not subject to the REIT asset, income and distribution requirements nor are its assets, liabilities or income treated as assets, liabilities or income of the Company for purposes of each of the above REIT qualification tests.

The aggregate value of SAC along with any other Taxable REIT Subsidiary that the Company may form in the future must be limited to 20% of the total value of the Company’s assets. In addition, the Company will be subject to a 100% penalty tax on any rent, interest or other charges that it imposes on any Taxable REIT Subsidiary in excess of an arm’s length price for comparable services. The Company anticipates that any rents, interest or other charges imposed on SAC (or any other Taxable REIT Subsidiary that it may form in the future) will be at arm’s length prices.

The Company generally anticipates to derive income from SAC by way of dividends. Such dividends are not real estate source income for purposes of the 75% Gross Income Test. Therefore, when aggregated with the Company’s other non-real estate source income, such dividends must be limited to 25% of the Company’s gross income each year. The Company intends to monitor the value of its investment in and the distributions from its Taxable REIT Subsidiaries to ensure compliance with all applicable income and asset tests.

A Taxable REIT Subsidiary doing business in the United States is generally subject to corporate level tax on its net income and will generally be able to distribute only net after-tax earnings to the Company as dividend distributions. Such dividends may, however, qualify for the dividends received deduction that has been proposed by the President (described below) if and when such reforms are ever enacted.

Other Affiliates. At present, we have no other affiliates other than the SAC and the Manager. The Manager is an S-Corporation whose earnings are passed through to the sole proprietor, Mr. Gonfiantini, as an individual. The Manager is not consolidated with the Company for tax or accounting purposes. Fees paid to the Manager are generally required to be reasonable and arm’s length; otherwise they may be recharacterized by the IRS in ways that could have adverse tax consequences for us. We believe that the fees payable to the Manager, including any incentive or termination fees, are reasonable compensation for the services provided.

Taxation of stockholders. For any taxable year in which we are treated as a REIT for Federal income tax purposes, distributions (including constructive distributions) made to holders of common stock other than tax-exempt entities (and not designated as capital gain dividends) will generally be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder’s allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder’s adjusted basis in the common stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

Distributions designated by us as capital gain dividends can generally be treated by shareholders as gain from the sale or exchange of a capital asset held for more than 1 year, but only to the extent that the designated distribution does not exceed our actual net capital gain for the taxable year.

Distributions by us, whether characterized as ordinary income or as capital gain, are not eligible for the corporate dividends received deduction that exists under current law. Although the President’s tax reform proposals recently introduced in Congress as the Jobs and Growth Tax Act of 2003 contain provisions that would enable taxpayers to exclude from gross income certain dividends paid or deemed paid from previously taxed earnings, such exclusion would not be available with respect to most dividends received from a REIT, including the Company because REIT dividends are generally not paid from previously taxed earnings. As currently proposed, the exclusion could apply to dividends paid by the Company to the extent derived from either (i) earnings attributable to a prior tax year that exceeded dividends paid with respect to such prior tax year or (ii) earnings attributable to dividends received from other non-REIT corporations. Other proposals to reform the taxation of dividends may also be introduced in Congress but it remains unclear at this time whether any such reform proposals will ultimately be enacted and if so, in what form or when.

In the event that we realize a loss for the taxable year, stockholders will not be permitted to deduct any share of that loss. Further, if we (or a portion of our assets) were to be treated as a taxable mortgage pool, or if we were to hold residual interests in REMIC’s (Residential Mortgage Insurance Corporation) or FASIT’s (Financial Asset Security Trust), any “excess inclusion” income derived there from and allocated to a stockholder would not be allowed to be offset by a net operating loss of such stockholder.

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

Upon a sale or other disposition of the common stock, a stockholder will generally recognize a capital gain or loss in an amount equal to the difference between the amount realized and the stockholder’s adjusted basis in such stock, which gain or loss generally will be long-term if the stock was held for more than twelve months. However, where a shareholder holding common stock for six months or less receives or is deemed to receive a capital gains dividend, any subsequent loss on the sale of such shares will generally be treated as a long-term capital loss to the extent of such designated capital gains dividend. If common stock is sold after a record date but before a payment date for declared dividends on such stock, a stockholder will nonetheless be required to include such dividend in income in accordance with the rules above for distributions, whether or not such dividend is required to be paid over to the purchaser.

Dividend Reinvestment Plan (DRIP) participants will generally be treated as having received a dividend distribution, subject to tax as ordinary income, in an amount equal to the fair market value of the common stock purchased with the reinvested dividend proceeds generally on the date we credit such common stock to the DRIP participant’s account, plus brokerage commissions, if any, allocable to the purchase of such common stock. DRIP participants will have a tax basis in the shares equal to such value. DRIP participants may not, however, receive any cash with which to pay the resulting tax liability. Shares received pursuant to the DRIP will have a holding period beginning on the day after their purchase by the plan administrator.

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

Taxation of tax-exempt stockholders. Subject to the discussion below regarding a “pension-held REIT,” a tax-exempt stockholder is generally not subject to tax on distributions from the Company or gain realized on the sale of the shares, provided that such stockholder has not incurred indebtedness to purchase or hold its shares, that its shares are not otherwise used in an unrelated trade or business of such stockholder, and that we, consistent with our stated intent, do not form taxable mortgage pools or hold residual interests in REMIC’s or FASIT’s that give rise to “excess inclusion” income as defined under the Code. However, if we were to hold residual interests in a REMIC or FASIT, or if a pool of our assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income (“UBTI”). Although we do not intend to acquire such residual interests or believe that we, or any portion of our assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

If a qualified pension trust (i.e., any pension or other retirement trust that qualifies under Section 401(a) of the Code) holds more than 10% by value of the interests in a “pension-held REIT” at any time during a taxable year, a substantial portion of the dividends paid to the qualified pension trust by such REIT may constitute UBTI. For these purposes, a “pension-held REIT” is a REIT (i) that would not have qualified as a REIT but for the provisions of the Code which look through qualified pension trust stockholders in determining ownership of stock of the REIT and (ii) in which at least one qualified pension trust holds more than 25% by value of the interest of such REIT or one or more qualified pension trusts (each owning more than a 10% interest by value in the REIT) hold in the aggregate more than 50% by value of the interests in such REIT. Assuming compliance with the ownership limit provisions in our Articles of Incorporation it is unlikely that pension plans will accumulate sufficient stock to cause us to be treated as a pension-held REIT.

Distributions to certain types of tax-exempt stockholders exempt from Federal income taxation under Sections 501 (c)(7), (c)(9), (c)(17), and (c)(20) of the Code may also constitute UBTI, and such prospective investors should consult their tax advisors concerning the applicable “set aside” and reserve requirements.

Taxation of Note Holders

Characterization of Notes. Based on the advice of counsel, we treat the Notes as debt for all tax purposes.

(a) Status as Real Property Loans. Assuming the Notes are respected as debt issued by us, for Federal income tax purposes: (i) Notes held by a thrift institution taxed as a domestic building and loan association will not constitute “loans...secured by an interest in real property” within the meaning of Code Section 7701 (a) (19) (C) (v) and (ii) interests on the Notes held by a real estate investment trust will not be treated as “interest on obligations secured by mortgages on real property or on interest in real property” within the meaning of Code Section 856(c) (4) (B) and the Notes will not constitute “real estate assets” or “government securities” within the meaning of Code Section 856(c) (5) (A).

(b) Taxation of Interest Income on the Notes. Because all Notes are anticipated to be issued at par, interest paid or accrued on the Notes generally will be treated as ordinary income to the note holders, and will be includible in income in accordance with the note holder’s regular method of accounting.

(c) Sale of Notes. Generally, if a note holder sells or otherwise disposes of his Note, he will recognize gain or loss in an amount equal to the difference between the amount realized on the sale and his adjusted tax basis in the Note. Any such gain or loss recognized will be capital gain or loss if the Note is held as a “capital asset” (generally, property held for investment) with the meaning of Code Section 1221, and will be short term capital gain or loss if the investment has been held for not more than one year. However, certain types of investors (such as banks, thrifts and other financial institutions), and certain investors engaged in risk reduction strategies with respect to the Notes, may not qualify to treat the Notes as capital assets, or the gain or loss there from as capital gain or loss.

In addition, someone that purchases a Note from a note holder at a discount may become subject to the market discount rules of sections 1276-1278 of the Code. As a result, some or all of the principal paid or the gain recognized upon the disposition of the Note by such holder could be taxed as ordinary interest income.

(d) Foreign investors. Assuming the Notes are respected as debt, interest paid on the Notes to a holder that is a nonresident alien individual, foreign corporation or other non-United States person, referred to as a “Foreign Person,” will be exempt from United States Federal income and withholding taxes under the “portfolio interest” provisions so long as (i) the interest is not effectively connected with a trade or business of the recipient in the United States and (ii) the Foreign Person is not (a) a direct or indirect ten percent or greater shareholder of the Company, (b) a controlled foreign corporation, as that term is defined in the Code, related to the Company, or (c) a bank receiving interest on an extension of credit made pursuant to a loan agreement entered into in the ordinary course of its trade or business. Interest paid to a Foreign Person that is not engaged in a United States trade or business and that does not qualify under the portfolio interest exemption will generally be subject to a 30% United States withholding tax unless the Foreign Person qualifies to claim a lower rate under an applicable United States income tax treaty.

In all events, a holder that is a Foreign Person must provide required information certifications in order to claim any exemptions or reductions from withholding tax. Foreign investors are urged to consult their tax advisors concerning regulations on withholding and related certification requirements generally applicable to payments made after December 31, 2000.

If a Note were recharacterized as ownership of an equity interest in the Company, or if exemptions from withholding tax are not available, certain payments related to the Notes made to Foreign Persons would become subject to withholding tax at the rate of 30% and, in the hands of a corporate investor, could become subject to the branch profits tax. We are not required to indemnify a note holder, or gross-up payments on the Notes, for any withholding taxes.

Information reporting and backup withholding. We will report to our U.S. stockholders and the IRS the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, an investor may be subject to backup withholding generally equal to the fourth lowest rate of Federal income tax then in effect with respect to distributions paid unless such investor (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact; or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. An investor that does not provide us with its correct taxpayer identification number may also be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be allowed as a credit against the investor’s income tax liability. In addition, we may be required to withhold a portion of dividends and capital gain distributions to any investors that do not certify under penalties of perjury their non-foreign status to us.

State and local taxes. The Company and its investors may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its investors may not conform to the Federal income tax consequences discussed above. Consequently, prospective investors should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Company’s stock or Notes.

Management Agreements

Management Fees

Pursuant to a management agreement, Specialty Financial receives a management fee payable quarterly in arrears consisting of:

(a)	The mortgage loan origination fees or points, usually charged to a borrower for and upon the origination, extension or refinancing of a mortgage loan, up to 2.5% of the loan balance (i.e., 2.5 points) with any additional fees or points paid to the benefit of us. The amount of this fee is determined by competitive conditions, may vary and may have a direct effect on the interest rate a borrower is willing to pay to us.

(b)	A fee for loan servicing, equal to one-half of one percent of the total mortgage loan portfolio held by us. Retention of this fee by the Manager, in effect, lowers the yield retained by us on its loans.

(c)	All late payment charges from payments made by borrowers.

We also pay to Specialty Financial as incentive compensation for each fiscal quarter, an amount equal to 50% of the net tax based income of Specialty Trust, before deduction of such incentive compensation, in excess of the annualized return to Specialty Trust equal to 12%. The incentive compensation calculation and payment will be made quarterly in arrears. The term “return to Specialty Trust” is calculated for the quarter by dividing our taxable income for the quarter by the net worth for the quarter. For such calculations, our “taxable income” means our taxable income before the Manager’s incentive compensation, the deduction for dividends paid and net operating loss deductions arising from losses in prior periods. A deduction for our interest expenses for borrowed money is taken when calculating taxable income. “Net worth” for any period means the sum of the gross proceeds from all prior offerings of equity securities by us, after deducting expenses and costs relating to the offering (or for any period in which new equity securities are issued, the arithmetic weighted average on the prior offering proceeds and the new proceeds for the period), plus our beginning retained earnings (without taking into account any losses incurred in prior periods and excluding amounts reflecting taxable income to be distributed as dividends and amounts reflecting valuation allowance adjustments). The definition “return to Specialty Trust” is used only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by stockholders. The incentive compensation payments to Specialty Financial are made before any income distributions are made to our stockholders.

The Manager’s base fee is calculated by the Manager each quarter. We are obligated to pay the amount of the final base fee in excess of the amount paid to Manager at the beginning of the quarter pursuant to the Manager’s good faith estimate We pay the incentive fee with respect to each fiscal quarter following the delivery to us of the Manager’s written statement setting forth the computation of the incentive fee for such quarter.

Discussions are currently taking place between the Manager and the Compensation Committee to modify the management incentive fee.

Although no management fees will be payable to the Manager solely as a result of issuance of the Notes, to the extent that proceeds of the offering are invested in mortgage loans, the size of the Specialty Trust mortgage portfolio will be increased with a corresponding effect on the Manager’s base fee.

Set forth below is a breakdown of the management fees actually paid in 2000, 2001 and 2002.

Table 4: Components of Manager Compensation
For the years ended December 31,

	BASE FEES

		Loan	Late
	Origination	Servicing	Payment	Total	Incentive	Total
	Fees	Fees	Charges	Base Fee	Compensation	Compensation

2000	$980,176	$179,129	$44,843	$1,204,148	—	$1,204,148
2001	$1,692,100	$266,556	$35,324	$1,993,980	$88,084	$2,082,064
2002	$1,610,059	$361,224	$9,295	$1,980,578	$314,249	$2,294,827

The loan origination fees are received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from the borrower. Late payment charges are received directly by the Manager from the borrower. The incentive compensation is calculated in accordance with the agreement and paid for or accrued in Manager and Directors fees the Company’s financial statements.

Administrative Services Provided by the Manger

Specialty Financial, as manager, is responsible for our day-to-day operations and performs such services and activities relating to the assets and operations of Specialty Trust as may be appropriate, including:

(i)	representing Specialty Trust in connection with the origination or purchase of mortgage loans;

(ii)	in accordance with the directions of the Board of Directors, investing or reinvesting any money of Specialty Trust;

(iii)	furnishing reports and statistical and economic research to Specialty Trust regarding Specialty Trust’s real estate lending activities and the performance of its portfolio of mortgage loans;

(iv)	administering the day-to-day operations of Specialty Trust and performing administrative functions necessary in the management of Specialty Trust, including the collection of revenues, the payment of Specialty Trust’s expenses, debts and obligations and the maintenance of appropriate computer services to perform such administrative functions;

(v)	counseling Specialty Trust in connection with policy decisions to be made by the Board of Directors;

(vi)	assisting Specialty Trust in its use of leverage to finance mortgage loan acquisitions;

(vii)	overseeing the servicing of Specialty Trust’s mortgage loans;

(viii)	establishing underwriting, appraisal and quality control procedures for the mortgage loans of Specialty Trust;

(ix)	conducting a legal document review of each mortgage loan acquired to verify the accuracy and completeness of the information contained in the mortgage loans, security instruments and other pertinent documents in the mortgage file;

(x)	providing Specialty Trust with data processing, legal and administrative services to the extent required to implement the business strategy of Specialty Trust;

(xi)	providing all actions necessary for compliance by Specialty Trust with all Federal, state and local regulatory requirements applicable to Specialty Trust in respect of its business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings;

(xii)	providing all actions necessary to enable Specialty Trust to make required Federal, state and local tax filings and reports and generally enable Specialty Trust to maintain its status as a REIT, including soliciting stockholders for required information to the extent required by the REIT provisions of the Code;

(xiii)	communicating on behalf of Specialty Trust with the stockholders of Specialty Trust as required to satisfy any reporting requirements and to maintain effective relations with such stockholders; and

(xiv)	performing such other services as may be required from time to time for management and other activities relating to the assets of Specialty Trust as the Board of Directors shall reasonably request or the Manager shall deem appropriate under the particular circumstances.

The Manager may enter into subcontracts with other parties to provide us any such services.

Expenses

The operating expenses required to be borne by the Manager include compensation and other employment costs, the cost of office space and equipment and all other administrative costs incurred in our day-to-day operations. Those expenses do not include debt service or taxes. While most costs are paid through the Manager from fees earned by the Manager, we do pay directly certain REIT-related expenses such as directors’ fees, legal and accounting fees, and foreclosure and real estate owned expenses. There are no caps or ceilings on any category of fees, compensation or other expenses payable by us except for compensation payable to the Manager and expenses to be borne by the Manager as described above.

Term and Termination

The management agreement had an initial term of three years beginning January 30, 1998 and is renewed automatically for successive one-year periods unless we timely deliver a notice of nonrenewal. Upon nonrenewal of the management agreement without cause, a termination fee will be payable to the Manager in an amount equal to the greater of (i) the fair value of the management agreement as established by an independent appraiser, or (ii) 4% of the mortgage loan portfolio of Specialty Trust. At December 31, 2002, 4% of our mortgage loan portfolio would be approximately $3.8 million. In addition, we have the right to terminate the management agreement at any time for cause. A majority of our unaffiliated directors (currently 6 of 7 directors are unaffiliated) may determine that the Manager has violated the management agreement in a material respect and, after notice and an opportunity to cure, terminate the agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

Potential Conflicts of Interest and Limits of Responsibility

Certain provisions of the management agreement raise potential conflicts of interest or limit the Manager’s responsibilities.

Origination Fee. The first 2.5% (2 1/2 points) of any origination fees (points) collected from the borrower is paid to the Manager as part of the management fee. The size of the mortgage origination fees are market driven but may vary and may have a direct impact upon the interest rate the borrower is willing to pay and, therefore, on the interest income we would receive from the loan.

Loan Servicing Fee. As part of the management fee, one-half of one percent of the total mortgage loan portfolio is paid to the Manager as a loan-servicing fee. Payment of this fee, in effect, lowers the yield on our mortgage loans. An undue emphasis on increasing the size of the mortgage loan portfolio, thereby increasing the Manager’s compensation, could result in the acquisition of riskier or more speculative loans.

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

Services to Others. The management agreement does not limit or restrict the right of the Manager to engage in any business or render services of any kind to any other person, including the purchase of, or rendering advice to others purchasing, mortgages that meet our policies and criteria. The management agreement does say that the Manager and its officers may not provide services to another mortgage REIT unless a majority of our unaffiliated directors (currently 6 of 7 directors are unaffiliated) confirm that the other mortgage REIT has operating policies and strategies different from ours. Neither Specialty Financial nor its sole owner provide or intend to provide services to any mortgage REIT that is competitive to us or invests in mortgages, which we might invest in, but there is nothing in the management agreement that strictly precludes it.

No Minimum Time Commitment. The management agreement does not impose a minimum time commitment that the Manager and its personnel must devote to providing services to us. The ability of the Manager to engage in other business activities could reduce the time and affect spent by the Manager on our management.

Limits of Manager Responsibility. The Manager assumes no responsibility other than to render the services called for under the management agreement in good faith and shall not be responsible for any action of the Board of Directors in following or declining to follow any advice or recommendations of the Manager. The Manager, its directors, officers, stockholders and employees will not be liable to us, any subsidiary of ours, our subsidiary’s stockholders or the unaffiliated directors for any acts or omissions by the Manager, its directors, officers, stockholders or employees under or in connection with the management agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement.

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

Available Information

We expect to file annual, quarterly and special reports, and other information with the SEC. Our SEC filings will be available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0300 for further information on the public reference rooms.

Our Manager maintains a website on the World Wide Web at www.specialtyfi.com. You may also request a free copy of any of the above filings by writing or calling:

Specialty Trust, Inc.
6160 Plumas Street
Reno, Nevada 89509
(775) 826-0809

SPACE INTENTIONALLY LEFT BLANK

Item 2. Properties

Our manager, Specialty Financial, operates its executive offices at 6160 Plumas Street, Reno, NV 89509. We do not have any separate offices.

Item 3. Legal Proceedings

At December 31, 2002, other than litigation in the ordinary course of business involving foreclosures or other exercise of our rights as a creditor, there were no material pending proceedings to which we were a party or of which any of our property was subject.

Item 4. Submission of Matters to a Vote of Security Holders

On July 29, 2002, Specialty Trust held its Annual Meeting of Shareholders. The results of the meeting were as follows:

(a)	The election of Class II Directors, Ernest Martinelli, Mark Combs, and George Bull III

(b)	Approval of the appointment of KPMG, LLP as the Independent Auditors of the Company for the year ended December 31, 2002.

PART II.

Item 5. Market for Registrants Common Equity and Related Stockholder Matters

(a)	Market Information

The Company’s Common Stock has not been registered under the Securities act or any state securities laws, and is privately held. The fair market value of the stock, as determined by the Board of Directors, effective December 28, 2002 is $11.00 per share

(b)	Investors

The number of record holders of the Company’s Common Stock as of December 31, 2002 and 2001, was 304 and 286, respectively.

(c)	Dividends

The Company currently pays cash dividends on a quarterly basis. Total cash dividends declared by the Company to shareholders as of December 31, 2002 and 2001 were $8,400,000 ($1.20 per share) and $6,600,000 ($1.20 per share), respectively. In general, consistent with the Company’s underlying operational strategy, the Company’s dividends for the most part will be characterized as ordinary income to its stockholders for federal tax purposes. However, a portion of the Company’s dividends may be characterized as capital gains or return of capital. All of the Company’s dividends for 2001 were characterized as ordinary income. A portion of the Company’s dividends for 2002 was considered capital distributions.

The Company has a dividend reinvestment plan for shareholders who choose to reinvest all or part of their distributions in additional shares of common stock instead of receiving cash payments. The reinvestment price is the fair market value as determined by our Board of Directors. Any future discount to the then current market price, if there is a public market for our stock, cannot exceed 5% of the fair market value of the stock to comply with REIT qualification requirements. The Company uses the proceeds for mortgage loans, working capital and general corporate purposes.

The Company has elected to be treated as a REIT for federal tax purposes beginning with its 1998 taxable year and, as such, has distributed and anticipates distributing annually at least 90% (95% prior to January 1, 2001) of its taxable income, subject to certain adjustments. Although the Company may borrow funds to make distributions; cash for such distributions has generally been and is anticipated to continue to be largely generated from the Company’s results of operations.

The Company declared the following dividends during the year ended December 31, 2002 and 2001:

			Dividend	Dividend	Dividends	Dividends
			per Share	per Share	Reinvested –	Reinvested –
			Preferred	Common	Preferred	Common
Declaration Date	Record Date	Payment Date	Stock	Stock	Stock	Stock

2002
April 29, 2002	April 29, 2002	April 29, 2002		$0.30		$606,412
July 29, 2002	July 29, 2002	July 30, 2002		$0.30		$1,095,378
October 30, 2002	October 30, 2002	October 31, 2002		$0.30		$1,170,725
December 27, 2002	December 27, 2002	January 15, 2003		$0.30		$1,287,929
2001
April 23, 2001	April 23, 2001	April 26, 2001	$0.30		$402,153
July 16, 2001	July 16, 2001	July 18, 2001	$0.30		$423,057
October 22, 2001	October 22, 2001	October 23, 2001	$0.30		$554,975
December 28, 2001	December 28, 2001	January 10 ,2002		$0.30		$731,275

Dividends are declared by the Company’s Board of Directors after considering the Company’s available cash for distribution, financial condition, ability to maintain its REIT status, and such other factors that may be deemed relevant. See Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends at the same levels in 2003 and thereafter.

The following table represents the number of securities to be issued and available for future issuance under equity compensation plans.

Number of securities remaining
	Number of securities to be	Weighted average exercise	available for future issuance
	issued upon exercise of	price of outstanding	under equity compensation
	outstanding options, warrants	options, warrants and	plans (excluding securities
	and rights(a)	rights(b)	reflected in column(a))

Equity compensation plans approved by security holders	159,698	$8.30	471,300
Equity compensation plans not approved by security holders	—	—	—

Total	159,698	$8.30	471,300

The total number of securities remaining for future issuance under equity compensation plans is determined as follows:

10% of outstanding stock	718,300
Less:
Number of shares to be issued upon Exercise of outstanding stock options	159,698
Number of shares previously granted and exercised	87,302

Number of securities remaining available	471,300

Item 6. Selected Financial Data

The information in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the financial statements and the notes thereto included elsewhere in this annual report.

					For the Eleven
	For the years ended December 31,				Months Ended
	2002	2001	2000	1999	1998

Statement of Earnings Data:
Interest and Dividend Income	$9,726,660	$7,797,169	$5,715,590	$4,450,193	$2,279,052
Interest Expense	828,566	744,020	626,332	263,633	76,877
Net Revenues	8,167,593	6,582,893	4,689,258	3,936,560	2,202,175
Net Earnings	7,144,707	6,085,129	4,543,772	3,809,424	2,025,870
Preferred Stock Dividend	—	4,540,231	5,070,963	4,039,923	2,111,145

Net Earnings (Loss) attributable to Common Stock	$7,144,707	$1,544,898	$(527,191)	(230,499)	$(85,275)

Basic Earnings (Loss) Per Share	$1.02	$0.79	$(1.62)	$(0.73)	$(0.28)
Diluted Earnings (Loss) Per Share	$1.01	$0.77	$(1.62)	$(0.73)	$(0.28)
Dividends - Preferred Stock	—	$4,540,231	$5,070,963	$4,039,923	$2,111,145
Dividends - Common Stock	$8,440,451	$2,046,810	—		—
Balance Sheet Data (Shown as of period end)
Mortgage Loans	$96,245,394	$73,331,659	$55,863,036	$36,105,670	$29,600,401
Allowance for Loan Losses	(1,815,576)	(1,020,321)	(750,000)	(350,000)	(100,000)
Unearned Discount	(120,489)	(78,144)	(8,187)	(24,237)	(5,219)

Total Mortgage Loans, net	$94,309,329	$72,233,194	$55,104,849	$35,731,433	$29,495,182

Real Estate Owned	$950,000	$445,424	—	—	—
Land Held for Residential Development	$2,448,579	$2,782,715	—	—	—
Total Assets	$99,323,596	$77,667,422	$58,659,056	$44,108,463	$29,830,087
Short-Term Borrowings	$29,107,031	$9,475,441	$11,005,960	$5,217,467	$8,212,000
Number of Preferred Shares Outstanding	—	—	4,624,276	3,799,700	2,169,588
Number of Common Shares Outstanding	7,183,004	6,822,703	334,400	320,200	300,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes.

Safe Harbor Statement

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Specialty Trust, Inc., and our business, which are not historical facts are “forward-looking statements” that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, we refer you to “Risk Factors” commencing on Page 13 of our prospectus included in the Registration Statement on Form S-11 (File No. 333-86962) filed on April 25, 2002, relating to our collateralized investment notes.

Company Overview

The Company is a mortgage finance company specializing in acquiring nonconforming residential and commercial real estate mortgage loans for the purpose of holding the loans in its portfolio. We fund our loans chiefly through equity and to a lesser degree with short-term debt. This short-term debt is in the form of secured bank lines of credit or collateralized notes.

Our business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the states of Nevada, Arizona, California, Utah, and Colorado whose needs are generally not being served by traditional financial institutions. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to 10% of Specialty Trust, Inc. total assets, although the Board of Directors may approve exceptions. As of December 31, 2002, there was one mortgage loan, and one borrower whose total loans exceeded the 10% threshold,, which the board approved. Most loans will have terms of one to three years. Our mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by borrower’s leasehold interest in real property. Our loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

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

Significant Aspects of Years Ended 2002, 2001 and 2000

At December 31, 2002, we owned approximately $96.2. million of mortgage loans and approximately $3.4 million of land held for residential development and foreclosure property. Our total assets were approximately $99.3 million. These assets were financed with approximately $19.8 million of collateralized notes, approximately $9.3 million of lines of credit, and approximately $67.5 million of equity.

At December 31, 2002, our equity - to-assets ratio was 68.0% and our debt-to-equity ratio was 43.1%, our average quarterly return on equity for the year ended December 31, 2002 was 10.8%

At December 31, 2001, we owned approximately $73.3 million of mortgage loans and approximately $3.2 million of land held for residential development and foreclosure property. Our total assets were approximately $77.7 million. These assets were financed with approximately $9.5 million of collateralized notes , and approximately $65.0 million of equity.

At December 31, 2001, our equity - to-assets ratio was 83.7% and our debt-to-equity ratio was 14.5%, our average quarterly return on equity for the year ended December 31, 2001 was 11.0%

The increase in assets was the result of an increase in cash received from operating activities and cash received from the collateralized note program of approximately $15 million and the use of the lines of credit of $9.3 million, which allowed the Company to fund additional loans. The increase in liabilities was a result of the Company’s ability to draw on its lines of credit and the increased use in the collateralized note program. Finally, we held cash deposits of less than $100,000 on December 31, 2002 whereas we had approximately $1.0 million of restricted cash deposits on December 31, 2001. The increase in stockholders’ equity was the result of stockholders reinvesting dividends from earnings in the dividend reinvestment program for the year ending December 31, 2002.

Critical Accounting Policies

Management has the obligation to insure that its policies and methodologies are in accordance with generally accepted accounting principles. During 2002, management reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SAC. The preparation of consolidated financial statements in accordance with generally accepted accounting principals requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from those estimates.

The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are described in Note 1 to the Company’s consolidated financial statements, included in Item 8. Management has discussed the development and selection of these critical accounting estimates with the audit committee of our Board of Directors and the audit committee has reviewed our disclosure.

Revenue Recognition

Revenue is recognized on performing loans when interest has been earned according to the terms of the loan. However, revenue is no longer recognized when the loan has become delinquent after 90 days, when foreclosure proceedings have been initiated, or when the Loan-to-Value exceeds 100% whichever event occurs first. Management believes the Company’s revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Allowance for loan loss

The Company maintains an allowance for possible loan losses on mortgage loans. Additions to the allowance are based on an assessment of certain factors including, but not limited to, review of collateral values, borrower payment ability and general economic conditions. Management believes that the Company’s policies and methodology are appropriate to reflect the potential loss on the current loan portfolio.

Impairment of Long-Lived Assets

Real estate investments held represent “long-lived” assets for accounting purposes. The Company periodically reviews long-lived assets for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management’s opinion, and based on their estimates, real estate owned and land held for development are considered to be held for investment and are not carried at amounts in excess of their estimated fair value. Land held for residential development is carried at the lower of cost or fair market value less cost to sell. Fair market value is derived using estimates and assumptions relating to eventual sales prices and estimates for costs to complete. Management believes the assumptions used in determining the fair value are based on the best information available at the time of analysis.

Income Taxes

The Company’s financial results generally do not reflect provisions for current or deferred taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and as a result, does not anticipate to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax.

33

Changes in Financial Condition

2002 Compared to 2001

Assets

Cash and Cash Equivalents and Restricted Cash. Cash and cash equivalents and restricted cash decreased by approximately $970,000 (91%) as of December 31, 2002, compared to December 31, 2001. Restricted cash decreased because the Company had previously recorded restricted cash held for the purchase and sale of stock on January 1, 2002. In 2002, the Company no longer facilitated these transactions. Rather, the Manager, Specialty Financial, handled stock transactions related to the stock matching program. The timing of loan funding and the timing of debt or equity issues generally determine the amount of cash held by the Company. It is our goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

Land Held for Residential Development. Land Held for Residential Development decreased by approximately $334,000 (12%). Land held for residential development represents three phases of undeveloped lots (the “Project”), which were obtained by the Company through foreclosure in February 2001 of the collateral securing a mortgage loan. This Project includes 117 lots, which were in various stages of completion at the time of foreclosure. An appraisal was obtained at the time of foreclosure which provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $30,000 each, (ii) phase II’s 61 lots at approximately $15,000 each and (iii) phase III’s 41 lots at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently assigned the Project to Specialty Acquisition Corp. (SAC), its wholly owned taxable REIT subsidiary formed in May 2002.

In June 2002, SAC entered into an agreement with a third-party homebuilder to transfer title to the lots to the homebuilder in exchange for an upfront payment, in cash, equal to a portion of the original appraised value of the uncompleted lots. Additionally the homebuilder is responsible to pay SAC the difference between the agreed value per lot and the cash previously received, upon sale of the homes to third parties. SAC is also entitled to 50% of the profits, if any, realized by the homebuilder upon closing of the sale of each home built, as well as repayment of infrastructure costs borne by the Company prior to the agreement. SAC also receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. SAC is not obligated for any future costs of the Project once a completed lot is delivered to the homebuilder and the upfront payment received by SAC is non-refundable. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduces SAC’s investment in the land held for residential development. Upon the sale of completed homes by the homebuilder to an independent third-party, SAC will reduce land held for residential development based on all cash proceeds received under the cost recovery method. After the investment has been fully recovered SAC will recognize revenue equal to its share of the profits realized and received from home sales and may record a provision for income taxes if SAC is anticipated to generate taxable income for the year.

As of December 31, 2002, all 76 lots in phases I and II have been transferred and the homebuilder has paid SAC $565,943 in conjunction with the delivery of these completed lots. In order to complete the lots, SAC has incurred site mapping and other engineering costs and has incurred real estate taxes, all of which were capitalized.

As of December 31, 2002, no developed lots have been sold by the homebuilder. The following provides a roll-forward of this account in 2002:

Balance-December 31, 2001	$2,782,715
Capitalized costs in 2002	231,807
Cash payments received from homebuilder in 2002	(565,943)

Balance-December 31, 2002	$2,448,579

Real Estate Owned (Held for Sale). Real Estate Owned increased by approximately $505,000 (113%). This increase was due to the acquisition of an office building through foreclosure in July 2002. This increase was offset by the sale of another office building in early June 2002. The net gain on the sale was approximately $36,000. Specialty Trust also had a single-family residence, which was acquired through foreclosure in May 2002. The property was subsequently sold in June 2002 and the Company financed 100% of the sale. The net gain on sale was approximately $102,900, which was deferred and will be recognized as cash principal payments are received under the installment method.

Accrued Interest Receivable. Accrued interest receivable increased by approximately $287,000 (34%). This increase is primarily due to the fact that mortgage loans held for investment increased during the year by approximately 31%.

Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses and discount of loans increased by approximately $22.1 million (31%). This increase in mortgage loans was due primarily to new loans being underwritten and funded faster than loans were maturing.

Liabilities

Dividends Payable. Dividends Payable increased by approximately $108,000 (5%). This increase was primarily due to the increase in the number of common shares outstanding, which have been issued through the Dividend Reinvestment Program

Accounts Payable and Accrued Expense and Accounts Payable – Related Party. Accounts Payable and Accrued Expense and Accounts Payable – Related Party increased by approximately $323,000. This increase was primarily due to the management fee of approximately $220,000 due to the Manager at December 31, 2002.

Lines of Credit. Lines of credit increased by approximately $9.3 million from zero at December 31, 2001. The increase was primarily due to the Company funding additional mortgage loans.

Collateralized Notes and Collateralized Notes – Related Party. Collateralized Notes as a whole increased by approximately $10.3 million (100.9%) because of increased issuance of such notes due to increased demand. Demand increased primarily because the stated interest rates of the notes are higher than the average rate paid by most alternative investments (banks – certificates of deposit). Our collateralized notes were approved for public sale on January 19, 2001 in our initial registration statement. A new registration statement was filed and declared effective on May 7, 2002.

2001 Compared to 2000

Assets

Cash and Cash Equivalents and Restricted Cash. Cash and cash equivalents and restricted cash decreased by approximately $1.6 million (59.5%) as of December 31, 2001, compared to prior year. The decrease was primarily due to several large loans repaid near the end of 2000, making cash available at year-end in 2000. In 2001, the Company did not have any large loans repay near the end of the year. The timing of loan funding and the timing of debt or equity issues generally determine the amount of cash held by the Company. It is our goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

Real Estate Owned. Real estate owned increased by approximately $3.2 million as of December 31, 2001, compared to prior year. There was no real estate owned at December 31, 2000. Real estate owned represents property, which was acquired through foreclosure. As of December 31, 2001, Specialty Trust had foreclosed on two loans. These properties are in various stages of development. As of December 31, 2001, the property includes 15 unfinished residential lots that are for sale, 102 undeveloped lots that are tentatively mapped and will be fully developed and offered for sale, and 2 office buildings that are for sale.

Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses and discount of loans increased by approximately $17.1 million (31.1%) as of December 31, 2001, compared to prior year. This increase in mortgage loans was due primarily to additional cash available to fund loans through the stock issuances of June 30, 2001 and September 30, 2001 of approximately $18.3 million.

Accrued Interest Receivable. Accrued interest receivable increased by approximately $318,000 (61%). This increase is primarily due to the fact that mortgage loans held for investment increased during the year.

Liabilities

Dividends Payable. Dividends payable increased by approximately $660,000 (47.5%) as of December 31, 2001, compared to prior year. This was primarily due to the fact that there were 2,198,427 additional shares of capital stock on which dividends were paid. The actual payout per share remained the same. The increase in stock was due to the two closings of a private placement of Class A Convertible Preferred Stock on June 30, 2001 and September 30, 2001. Further, on October 1, 2001, the Company’s Class A Convertible Preferred Stock converted to Common Stock. Due to our REIT status the Board of

Directors must declare dividends for the fourth quarter in December of the earnings year. Therefore, this dividend carries over the fiscal year and was paid in January 2002.

Lines of Credit. Borrowings under lines of credit decreased by approximately $4.5 million (100%) as of December 31, 2001, compared to prior year. This line item represents collateralized short-term borrowings from banks and will fluctuate over time due to loan funding needs, loan prepayments and other debt and equity issues. Use of lines of credit was minimal during the year because the Company sold collateralized notes to fund loans rather than use higher cost lines of credit.

Collateralized Notes. Collateralized notes increased by approximately $2.9 million (44.6%) as of December 31, 2001, compared to the prior year. This was due primarily to notes being offered at a lower interest rate than the interest rates on our lines of credit to fund loans. Our collateralized notes were authorized for public sale January 19, 2001.

Results of Operations

The rate / volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Year Ended			Year Ended
	December 31, 2002			December 31, 2001
	Over/Under			Over/Under
	December 31, 2001			December 31, 2000

	Net			Net
	Change	Rate	Volume	Change	Rate	Volume

Interest Income
Mortgage Loans	$1,931,454	$(179,223)	$2,110,677	$2,173,908	$579,376	$1,594,532
Cash Accounts	5,134	(33,230)	38,364	(71,038)	(67,219)	(3,819)

Total	$1,936,588	$(212,453)	$2,149,041	$2,102,870	$512,157	$1,590,713

Interest Expense
Line of Credit	$(5,035)	$(41,220)	$36,185	$(117,894)	$15,544	$(133,438)
Notes Payable	$4,623	—	4,623	—	—	—
Collateralized Notes	84,958	(279,129)	364,087	235,582	(33,738)	269,320

Total	$84,546	$(320,349)	$404,895	$117,688	$(18,194)	$135,882

Change in Net
Interest Income	$1,852,042	$107,896	$1,744,146	$1,985,182	$530,351	$1,454,831

Our operating results include all of the reported income of our mortgage finance operation. The comparison of the year ended December 31, 2002 and 2001 is as follows:

2002 Compared to 2001

Interest Income, Mortgage Assets. Interest income increased approximately $1.9 million (25%) for the year ended December 31, 2002 as compared to 2001. This increase was due primarily to additional funds invested in mortgage loans as a result of increased cash available from dividend reinvestments during the period and the use of short-term borrowings to fund a corresponding increase in loan demand.

Total Interest Expense. Interest expense increased by approximately $85,000 (11%) for the year ended December 31, 2002 as compared to 2001. The increase is primarily due to the increase in collateralized notes from the prior year offset by lower interest rates.

Provision for Loan Losses: Provision for Loan Losses increased by approximately $299,000 (60%). This increase is primarily due to the fact that the loan portfolio increased by approximately 31% while delinquencies increased by approximately $9.4 million from the prior year. Further, the overall LTV on the current portfolio increased from 51% to 62% from December 31, 2001 to 2002, respectively.

Other Income. Other income increased by approximately $49,000 for the year ended December 31, 2002 as compared to 2001. This increase was primarily due to the gain on sale of real estate owned of approximately $36,000 and the net operating income generated from one of the foreclosure properties was approximately $26,000. The property was subsequently sold.

Total Expenses. Total expenses increased by approximately $525,000 (106%) for the year ended December 31, 2002 as compared to 2001. The increase was in part due to an increase in professional fees from the prior year due to increased legal fees and increased audit and tax fees due to a change in audit firm. In addition, Management and Directors fees increased as the Company incurred a management incentive bonus of approximately $314,000, while the incentive bonus fee incurred in 2001 was approximately $88,000. Finally other expenses increased by approximately $151,000, which represents foreclosure fees paid by the Company.

2001 Compared to 2000

Interest Income, Mortgage Loans. Interest income from mortgage loans increased approximately $2.2 million (39.1%) for the year ended December 31, 2001 as compared to 2000. The increase was due primarily to additional funds invested in mortgage loans as a result of increased cash available from the private placement of new preferred stock on June 30, 2001 and September 30, 2001. Additional factors included dividend reinvestments during the period, and the use of short-term borrowings to fund a corresponding increase in loan demand.

Total Interest Expense. Interest expense increased approximately $118,000 (18.8%) for the year ended December 31, 2001 as compared to 2000. The increase was due primarily to higher average borrowings outstanding as the Company utilized its ability to issue collateralized notes to fund the increased loan demand.

Total Expenses. Total expenses increased approximately $353,000 (242.1%) for the year ended December 31, 2001 as compared to 2000. The increase was due primarily to advertising costs for sale of collateralized notes, In addition, the Company incurred expenses related to professional services in conjunction with the SEC reporting requirements, previously not required. Finally, the Company incurred a management incentive bonus of approximately $88,000 in 2001; whereas in 2000 no incentive bonus was recognized.

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

Interest Rate/ Market/ Credit Risk
For the years ended December 31,

	2002	2001	2000

Interest Income
Mortgage Loans	12.53%	12.65%	11.51%
Cash Accounts	1.63%	2.14%	4.89%
Interest Expense
Line of Credit	4.67%	8.81%	7.96%
Notes Payable	0.50%	—	—
Collateralized Notes	5.33%	7.22%	7.75%
Net Interest Spread	7.09%	4.95%	3.38%

Liquidity and Capital Resources

We manage our short-term liquidity (that is, our funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow, which can be used to originate new loans, service debt and pay dividends to stockholders. This source provides approximately $9.7 million on an annual basis. We generally have the ability to apply this cash flow as needed.

Secondly, the payoff and prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $96.2 million we would anticipate annual cash flows from principal pay downs of approximately $33.7 million in 2003. As we continue to issue collateralized notes, our portfolio will increase as will the cash flow from principal pay downs. Again, normally these funds are used to originate new mortgage loans, but can be used in other ways.

The following title illustrates the scheduled maturities of mortgage loan investments subsequent to December 31, 2002:

Maturity	Amount

2002	$2,461,000
2003	53,066,370
2004	24,590,501
2005	16,116,275
2006	11,248

$96,245,394

Under existing loans, the Company is required to find additional loan amounts totaling $22,028,000 as of December 31, 2002.

Thirdly, we have the ability to issue collateralized notes to provide additional liquidity to our portfolio. As of May 7, 2002, we were able to offer collateralized notes with maturities of up to five years. Although not a committed source, we can utilize collateralized notes to meet a portion of our short-term funding needs under normal market conditions.

The following table reflects the maturities of collateralized notes as of December 31, 2002:

Maturity	Amount

2003	$18,795,351
2004	689,155
2005	—
2006	—
2007	286,526

$19,771,031

Lastly, we had three committed lines of credit with commercial banks to provide another level of liquidity as of December 31, 2002. We can borrow $6.5 million, $5.0 million, and $3.0 million on three separate lines of credit to provide funding for new mortgage loans, for an aggregate of $14.5 million in available credit. The $6.5 million and $3.0 million lines are available through July 1, 2003. The $5.0 million line is available through October 15, 2003. On January 23, 2003, the Company obtained a fourth line of credit totaling $2.5 million that will mature on January 23, 2004. All four of the lines are collateralized by mortgage loans and borrowings under the lines bear interest at the applicable bank’s prime or reference rate. We are required to comply with various operating and financial covenants in the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, (ii) maximum debt-to-equity ratio, and (iii) a maximum amount allowable for lines of credit of $20.0 million. We are in compliance with these covenants. The Company had an outstanding balance on these lines of credit as of December 31, 2002 of approximately $9.3 million.

The following table sets out the maturity dates, total facility and outstanding balance of each line of credit at December 31, 2002:

		Outstanding at
Maturity	Amount of Line	December 31, 2002

July 1, 2003	$6,500,000	$1,336,000
July 1, 2003	3,000,000	3,000,000
October 15, 2003	5,000,000	5,000,000

Total	$14,500,000	$9,336,000

We believe the combination of these four sources of capital allows us to manage our short-term liquidity needs in virtually any business situation and thereby efficiently use our capital resources.

With respect to our long-term liquidity (funding needs during periods beyond the next 12 months), our only commitments that require funding are those arising from our construction loans. We do not have any commitments for material capital expenditures or payments due on long-term debt obligations. We believe the same four sources we rely on for short-term liquidity needs will be sufficient to fund our long-term needs as well.

Risk Management and the Allowance for Loan Losses

The loan portfolio is the Company’s primary asset subject to credit risk. To reflect this credit risk, the Company records an allowance for loan losses through periodic charges to earnings. These charges are shown in the Company’s Statement of Earnings as provision for loan losses. Credit risk is managed and monitored through the use of lending standards, a thorough review of potential borrowers, and an on-going review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further informs management of credit risk and helps minimize loan losses. All specifically identifiable and quantifiable losses are immediately charged-off against the allowance. Charged-off loans are subject to periodic review, and specific efforts are taken to achieve maximum recovery of principal and interest.

Management reviews the adequacy of the Allowance for Loan Losses on a quarterly basis to determine whether the allowance is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Evaluation of the adequacy of the allowance for loan losses is based primarily on management’s periodic assessment and grading of the loan portfolio as described below. Additional factors considered by management include the consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other regulatory or legal issues that could affect loan losses.

Loans are initially risk - graded when originated. They are re-graded on a quarterly basis and numerous factors are considered such as renewal, loans to the same borrower, identified facts demonstrating heightened risk of nonpayment, and delinquency. The loan review process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported quarterly to the directors on actions to be taken. Watch list loans are those loans considered as having weakness detected in character, capacity to repay or balance sheet concerns and prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

-	Adverse financial trends and condition

-	Decline in the entire industry

-	Managerial problems

-	Customer’s failure to provide financial information or other collateral documentation

-	Repeated delinquency or renewals.

The loan review process reviews every significant problem loan and assessments are performed quarterly to confirm the risk rating to that loan and the adequacy of loan loss reserve assigned.

After reviewing the loan portfolio, management evaluates the loan portfolio and identifies those loans which they believe require a specific allowance. After considering loans which require a specific allowance, the Company then allocates or assigns a portion of the allowance for loan loss to groups of loans and individual loans to cover management’s estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No 114 (SFAS 114), “Accounting by Creditors for Impairment of a Loan” and No 118 (SFAS 118) “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover management’s best estimate of probable losses, management records additional provision for loan loss. If the allowance is greater than required at that point in time, provision expense is adjusted accordingly.

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

The second or “general” component of the allowance for loan loss is a component that is intended to absorb losses that may not be provided for by the other component. There are several reasons that the other components discussed above might not be sufficient to absorb the losses present in the loan portfolio, and the unallocated portion of the allowance for loan loss is used to provide for the losses that have occurred because there are limitations to any credit risk grading process. Even for experienced loan reviewers, grading loans and estimating losses involves a significant degree of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. In addition, it is possible that grading and loan review may be done without knowing whether all relevant facts are at hand. For example, troubled borrowers may inadvertently or deliberately omit important information from correspondence with lending officers regarding their financial condition and the diminished strength of repayment sources.

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at December 31, 2002.

Non-Performing Loans, Potential Problem Loans, and Other Real Estate

The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of the Notes, principal and accrued interest. At December 31, 2002 the Company had eight loans which were 30 to 245 days past due totaling approximately $13.3 million in principal and accrued interest. As of December 31, 2001, there were two loans totaling approximately $3.8 million in principal and accrued interest, which were past due.

Land Held for Residential Development and Real Estate Owned (Held for Sale)

Land Held for Residential Development and Real Estate Owned (Held for Sale) includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell. Costs related to the improvements to the property are capitalized to the extent that the additional basis does not exceed the fair value of the asset. All other costs are expensed. We use our taxable REIT subsidiary to hold all land held for development, as the REIT rules generally impose prohibited transaction taxes on income earned by a REIT from development activities.

Inflation

Virtually all of the Company’s assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company’s performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates and changes in inflation rates. The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles while dividends are based on net income as calculated for tax purposes; in each case, the Company’s Statements of Operations and Balance Sheets are measured with reference to historical cost or fair market value without considering inflation.

Forward Looking Statements

When used in this Annual Report on Form 10-K, in future SEC filings, or in other written or oral communications, the words or phrases “will likely result,” “are expected to,” “will continue”, “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act, as amended, and as such may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: increases in prepayment rates on the mortgage loans; changes in short-term interest rates; the Company’s ability to use borrowings to finance its assets; risks associated with investing in real estate, including changes in business conditions and the general economy; changes in government regulations affecting the Company’s business; and the Company’s ability to maintain its qualification as REIT for federal income tax purposes. These risks, uncertainties, and factors could cause the Company’s actual results to differ materially from those projected in any forward-looking statements its makes.

All forward-looking statements speak only as the date they are made and the Company does not undertake, and specifically disclaims any obligation to update any forward looking statements to reflect events or circumstances after the date of such statements. Readers are cautioned that the Company’s actual results could differ materially from those set forth in such forward-looking statements.

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

For the most part, our loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, principal and interest payments with a balloon payment at the end of the loan term, or interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 5% increase or decrease in general interest rates (from those prevailing at December 31, 2002) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, Utah, or California could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

We have attempted to mitigate these risk exposures through our manger. The Manager carefully underwrites and services our loans. The underwriting decision to provide a loan to an applicant is based primarily upon the loan-to-value ratio for the underlying collateral. Thereafter, our manager uses early intervention, aggressive collection and loss mitigation techniques in the servicing process. While we have attempted to mitigate these risk exposures, there can be no assurance that these efforts will be successful.

Item 8. Consolidated Financial Statements and Supplementary Data

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors’ Report

Board of Directors

Specialty Trust, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Specialty Trust, Inc. and Subsidiary (formerly Specialty Mortgage Trust, Inc.) as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Trust, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Sacramento, California
March 18, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Specialty Trust, Inc.

We have audited the accompanying balance sheets of Specialty Trust, Inc. as of December 31, 2001, and the related statements of earnings, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Specialty Trust, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two year periods in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

             Reno, Nevada
             January 25, 2002

SPECIALTY TRUST INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS
	2002	2001
ASSETS
Cash and Cash Equivalents	$92,684	$58,989
Restricted Cash	—	1,003,200
Accrued Interest Receivable	1,123,865	836,837
Land Held for Residential Development	2,448,579	2,782,715
Real Estate Owned (held for sale)	950,000	445,424
Mortgage Loans Held for Investment, Net of allowance for loan losses of $1,815,576 and $1,020,321 and unearned discount of $120,489 and $78,144 at December 31, 2002 and 2001, respectively	94,309,329	72,233,194
Other Assets	399,139	307,063

Total Assets	$99,323,596	$77,667,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Dividends Payable	$2,154,901	$2,046,811
Cash Deposits	—	1,003,200
Accounts Payable – Related Party	241,824	—
Accounts Payable and Accrued Expenses	159,726	99,233
Accrued Interest Payable	37,523	16,699
Deferred Revenue	102,900	—
Lines of Credit	9,336,000	—
Collateralized Notes	19,074,906	8,395,919
Collateralized Notes - Related Party	696,125	1,079,522

Total Liabilities	$31,803,905	$12,641,384

STOCKHOLDERS’ EQUITY
Class A Convertible Preferred Stock; $0.01 par value; 0 and 3,531,915 shares authorized; 0 shares issued and outstanding as of December 31, 2002 and 2001, respectively	—	—
Common Stock; $0.01 par value; 50,000,000 and 46,468,085 shares authorized; 7,183,004 and 6,822,703 issued and outstanding as of December 31, 2002 and 2001, respectively	$71,830	$68,227
Additional Paid-in Capital	67,447,861	64,957,811
Retained Earnings	—	—

Total Stockholders’ Equity	67,519,691	65,026,038

Total Liabilities and Stockholders’ Equity	$99,323,596	$77,667,422

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31,

	2002	2001	2000

Revenues
Interest and Dividend Income
Mortgage Loans	$9,669,335	$7,737,881	$5,563,973
Cash Accounts	57,325	52,191	123,229
Dividends	—	7,097	28,388

Total Interest and Dividend Income	9,726,660	7,797,169	5,715,590

Interest Expense
Lines of Credit	37,737	42,772	160,666
Notes Payable – Related Parties	4,623	—	—
Collateralized Notes	786,206	701,248	465,666

Total Interest Expense	828,566	744,020	626,332

Net Interest and Dividend Income	8,898,094	7,053,149	5,089,258
Provision for Loan Losses	795,255	496,427	400,000

Net Interest and Dividend Income after Provision for Loan Losses	8,102,839	6,556,722	4,689,258
Investment Gain	—	10,392	—
Other Income	64,754	15,779	—

Net Revenues	8,167,593	6,582,893	4,689,258

Expenses
General and Administrative	480,995	389,757	133,903
Management and Directors’ Fees	390,903	108,007	11,583
Other Expense	150,988	—	—

Total Expenses	1,022,886	497,764	145,486

NET EARNINGS	7,144,707	6,085,129	4,543,772
Preferred Stock Dividend	—	4,540,231	5,070,963

NET EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCK	$7,144,707	$1,544,898	$(527,191)

Basic Earnings (Loss) Per Share	$1.02	$0.79	$(1.62)

Diluted Earnings (Loss) Per Share	$1.01	$0.77	$(1.62)

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended December 31,

	Class A Convertible
	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance, January 1, 2000	3,799,700	$37,997	320,200	$3,202
Comprehensive income:
Net earnings	—	—	—	—
Net unrealized loss on investment available-for-sale
Total Comprehensive Income
Stock options exercised	—	—	14,200	142
Non-employee stock option expense	—	—	—	—
Preferred Stock issued (net of offering costs of $13,389)	569,890	5,699	—	—
Collateralized notes received for Preferred Stock	119,430	1,194	—	—
Dividends reinvested for Preferred Stock (net of offering costs of $4,274)	135,256	1,353	—	—
Dividends declared on Preferred Stock	—	—	—	—

Balance, December 31, 2000	4,624,276	$46,243	334,400	$3,344
Comprehensive income:
Net earnings	—	—	—	—
Net unrealized loss on investment available-for-sale
Reclassification adjustment
Total Comprehensive Income
Stock options exercised	—	—	20,218	202
Non-employee stock option expense	—	—	—	—
Collateralized notes received for Preferred Stock	270,284	2,703	—	—
Dividends reinvested for Preferred Stock	176,588	1,766	—	—
Preferred stock issued, (net of offering costs of $48,982)	1,396,937	13,969	—	—
Conversion of preferred stock to common stock	(6,468,085)	(64,681)	6,468,085	64,681
Dividends declared on Preferred Stock	—	—	—	—
Dividends declared on Common Stock	—	—	—	—

Balance, December 31, 2001	—	$—	6,822,703	$68,227

SPECIALTY TRUST INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – Continued
Years ended December 31,

[Continued from above table, first column(s) repeated]

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive
	Capital	Earnings	Loss	Total

Balance, January 1, 2000	$37,527,205	$—	$—	$37,568,404
Comprehensive income:
Net earnings	—	4,543,772	—	4,543,772
Net unrealized loss on investment available-for-sale			(957)	(957)

Total Comprehensive Income				4,542,815
Stock options exercised	1,198	—	—	1,340
Non-employee stock option expense	21,093	—	—	21,093
Preferred Stock issued (net of offering costs of $13,389)	5,679,812	—	—	5,685,511
Collateralized notes received for Preferred Stock	1,193,106	—	—	1,194,300
Dividends reinvested for Preferred Stock (net of offering costs of $4,274)	1,346,933	—	—	1,348,286
Dividends declared on Preferred Stock	(527,191)	(4,543,772)	—	(5,070,963)

Balance, December 31, 2000	$45,242,156	$—	$(957)	$45,290,786
Comprehensive income:
Net earnings	—	6,085,129	—	6,085,129
Net unrealized loss on investment available-for-sale			11,349	11,349
Reclassification adjustment			(10,392)	(10,392)
Total Comprehensive Income				6,086,086
Stock options exercised	21,250	—	—	21,452
Non-employee stock option expense	70,558	—	—	70,558
Collateralized notes received for Preferred Stock	2,970,425	—	—	2,973,128
Dividends reinvested for Preferred Stock	1,851,982	—	—	1,853,748
Preferred stock issued, (net of offering costs of $48,982)	15,303,352	—	—	15,317,321
Conversion of preferred stock to common stock	—	—	—	—
Dividends declared on Preferred Stock	—	(4,540,231)	—	(4,540,231)
Dividends declared on Common Stock	(501,912)	(1,544,898)	—	(2,046,810)

Balance, December 31, 2001	$64,957,811	$—	$—	$65,026,038

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – Continued
Years ended December 31,

	Class A Convertible						Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total

Balance, December 31, 2001	—	$—	6,822,703	$68,227	$64,957,811	$—	$—	$65,026,038
Net Earnings and
Comprehensive Income	—	—	—	—	—	7,144,707	—	7,144,707
Stock Options Exercised	—	—	32,684	327	104,267	—	—	104,594
Non-Employee Stock Options Expense	—	—	—	—	81,013	—	—	81,013
Dividends Reinvested on Common Stock	—	—	327,617	3,276	3,600,514	—	—	3,603,790
Dividends Declared on Common Stock	—	—	—	—	(1,295,744)	(7,144,707)	—	(8,440,451)

Balance, December 31, 2002	—	$—	7,183,004	$71,830	$67,447,861	$—	$—	$67,519,691

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net Earnings	$7,144,707	$6,085,129	$4,543,772
Adjustment to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization and Depreciation	91,135	54,117	45,235
Provision for Loan Losses	795,255	496,427	400,000
Charge Off of Bad Debt	—	(1,107)	—
Interest Reinvested in Collateralized Notes	683,056	611,855	355,013
Amortization of Loan Points on Mortgage Loans	(68,628)	(24,527)	(26,300)
Non-cash Stock Compensation	81,013	70,558	21,093
Gain on Investments	—	(10,392)	—
Gain on Sale of Real Estate Owned, net	(32,776)	—	—
Changes in Assets and Liabilities:
Deferred Charges	—	8,391	—
Accrued Interest Receivable	(287,028)	(318,497)	(175,007)
Other Assets	(93,604)	(588)	4,650
Accounts Payable (including Related Party) and Accrued Interest Payable	323,141	64,310	33,905

Net Cash Provided by Operating Activities	8,636,271	7,035,676	5,202,361
Cash Flows from Investing Activities:
Investment in Real Estate Owned	—	(404,577)	—
Proceeds from Sale of Real Estate Owned	473,022	—	—
Investment in Land Held for Residential Development	(231,807)	—	—
Proceeds from Builder on Land Held For Residential Development	565,943	—	—
Purchase of Mortgage Loans Held for Investment	(70,550,293)	(40,091,628)	(47,440,952)
Principal Repayments of Mortgage Loans Held for Investment	46,900,431	19,668,928	27,693,835
Proceeds from/ (purchases of) Investments	—	259,866	(249,474)

Net Cash Used in Investing Activities	(22,842,704)	(20,567,411)	(19,996,591)
Cash Flows from Financing Activities:
Proceeds from Preferred Stock Offering, Net	—	15,317,321	5,685,511
Proceeds from Common Stock Options Exercised	104,594	21,452	1,340
Deposits received for Preferred Stock Offering	—	79,794	698,406
Deposit paid out relating to Common Stock Transactions	(1,003,200)	—	—
Cash Dividends Paid	(4,728,571)	(4,073,765)	(3,415,269)
Net proceeds/ (payments) on Line of Credit	9,336,000	(4,452,500)	4,452,500
Proceeds on Collateralized Notes	15,458,602	9,104,634	4,627,694
Principal Payments on Collateralized Notes	(5,846,068)	(3,821,379)	(2,452,414)
Debt Issue Costs Capitalized to Other Assets	(84,429)	(201,350)	(182,530)

Net Cash Provided by Financing Activities	13,236,928	11,974,207	9,415,238
NET DECREASE IN CASH AND CASH EQUIVALENTS	(969,505)	(1,557,528)	(5,378,992)
Cash and Cash Equivalents at Beginning of Year	1,062,189	2,619,717	7,998,709

Cash and Cash Equivalents at end of Year	$92,684	$1,062,189	$2,619,717

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
Years ended December 31,

	2002	2001	2000

Supplemental Cash Flow Information:
Cash paid for interest	$154,686	$151,649	$245,242

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Mortgage Loan Foreclosure Transfer to Real Estate Owned	$1,883,000	$2,823,562	$—

Collateralized Notes Exchanged for the Issuance of Preferred Stock	$—	$2,973,128	$1,194,300

Collateralized Notes Refinanced at Maturity	$12,937,398	$10,302,823	$9,083,292

Collateralized Notes Interest Reinvested	$683,056	$611,855	$355,013

Dividends Declared but Not Paid	$2,154,901	$2,046,811	$1,387,283

Dividends Reinvested for Preferred Stock	$—	$1,853,748	$1,348,286

Dividends Reinvested for Common Stock	$3,603,790	$—	$—

Mortgage Loans issued to facilitate sale of real estate owned:
Investment in Real Estate Owned	$933,000	$—	$—

Deferred Revenue	102,900	—	—

Mortgage Loans	$1,035,900	$—	$—

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARY
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Specialty Trust, Inc., formerly Specialty Mortgage Trust, and Subsidiary (the “Company”) is a Maryland corporation, which acquires and holds interests in mortgage loans secured by property located in Nevada, Arizona, Colorado, California, and Utah. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. The Company has elected to be a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (the Manager), a private mortgage finance business operating in Nevada and wholly owned by Nello Gonfiantini III, the Company’s President and Chairman of the Board of Directors. The Company was incorporated on October 21, 1997 and began operations on January 31, 1998, following the closing of the Company’s initial private placement of its preferred stock.

The consolidated financial statements for the year ended December 31, 2002, include the accounts of the Company and its wholly owned subsidiary, Specialty Acquisition Corporation (SAC), a taxable REIT subsidiary. SAC was formed on May 2, 2002 to enable the Company to perform development activities to land it foreclosed upon (Note 2), and to maintain the Company’s qualified REIT status. All inter-company accounts and transactions have been eliminated upon consolidation.

The prior year financial statements contain certain reclassifications to conform to the current year classifications. These reclassifications had no effect on net earnings.

Cash Equivalents and Restricted Cash

The Company considers money market accounts to be cash equivalents.

Restricted cash represents cash proceeds received by the Company through the exercise of options under the stock option program. Upon exercise of stock options, individuals simultaneously sold their stock to outside investors at the current market price. These investors paid the Company directly for the purchase of the stock. The net funds were then distributed to the individuals who had exercised their stock options. A corresponding liability has been recorded to reflect the amount due to individuals who had exercised their stock options.

Land Held for Residential Development

Land Held for Residential Development includes real estate acquired through foreclosure and is carried at the lower of the cost or the property’s estimated fair value, less estimated costs to sell.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Real Estate Owned

Real estate owned includes real estate acquired through foreclosure and is carried at the lower of the cost or the property’s estimated fair value, less estimated costs to sell.

Stock Options

The Company accounts for stock based compensation under SFAS No. 123, Accounting for Stock-Based Compensation, which calls for companies to measure stock compensation expense based upon the fair value method of accounting.

Advertising

The Company expenses the costs of advertising as incurred. Total advertising expense for the years ended December 31, 2002, 2001 and 2000 was $7,080, $59,610 and $10,000, respectively.

Mortgage Loans

The Company has both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost.

Mortgage loans exchanged for preferred stock from affiliated enterprises were recorded at fair value.

The mortgage loans are originated by the Manager, in the name of the Manager, and simultaneously sold, in whole or in part, to the Company while servicing is retained by the Manager.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company follows the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. SFAS No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company generally obtains a third party appraisal on the underlying collateral for impaired loans to determine the amount of impairment, if any. SFAS No. 118 clarifies interest income recognition and disclosures of SFAS No. 114.

The Company does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when management does not believe the Company’s investment in the loan is fully recoverable.

Revenue Recognition

Revenue is recognized on performing loans when interest has been earned according to the terms of the loan. However, revenue is no longer recognized when the loan has become 90 days delinquent, when foreclosure proceedings have been initiated, or when the Loan-to-Value ratio exceeds 100%, whichever event occurs first.

Mortgage loan origination fees or points charged to a borrower for and upon the origination, extension or refinancing of a mortgage loan, in excess of 2.5% are paid to the Company effectively discounting the purchase price of the loan and are amortized by the effective interest method over the contractual life of the loan. These amounts are classified as unearned discounts. Mortgage loan origination fees or points up to 2.5% are earned by the Manager, prior to the purchase of the mortgage loans by the Company.

Deferred Charges

Deferred charges are costs associated with origination of collateralized notes and lines of credit fees which are amortized by the effective interest method over the contractual life of the related obligation.

Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the dilutive effect of unexercised stock options using the treasury method. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Allowance for Loan Losses

The Company maintains an allowance for loan losses on mortgage loans. Additions to the allowance are based on an assessment of certain factors including, but not limited to, review of collateral values, borrower payment ability and general economic conditions. Additions to the allowance are provided through a charge to earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss allowance. Subsequent recoveries of amounts previously charged off are added back to the allowance.

Evaluation of the adequacy of the allowance for loan losses is based primarily on management’s periodic assessment and grading of the loan portfolio. Additional factors considered by management include the consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other regulatory or legal issues that could affect loan losses. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on the Company’s borrowers.

Income Taxes

The Company has qualified as a REIT and generally is not subject to Federal income taxes on the portion of taxable income, which is distributed to its stockholders. The Company is, however, subject to Federal income taxes for taxable income not distributed.

Taxable income that is distributed is taxable to the stockholders as ordinary income.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a)	Cash and Cash Equivalents. The carrying amount approximates fair value because of the relatively short maturity of these instruments.

(b)	Mortgage Loans Held for Investment. The carrying value of these instruments approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

(c)	Lines of Credit and Collateralized Notes. The fair value of the Company’s lines of credit and collateralized notes are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Adoption of New Accounting Standards

In July 2001, the FASB issued SFAS 142 “Goodwill and Other Intangible Assets” which provide guidance on how entities are to account for business combinations and for the goodwill and other intangible assets that arise from those combinations or are acquired otherwise. SFAS 142 requires that goodwill is no longer amortized, but instead be tested for impairment at least annually. As of the date of the adoption, January 1, 2002, the Company did not have any goodwill.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that SFAS 143 will have a material impact on their financial position, or results of operations.

The Company adopted FASB’s SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held of use. SFAS 144 retained the fundamental provisions of SFAS 121 for recognition and measurement of impairment. The Company’s adoption of SFAS 144 did not have a material impact on their financial position or results of operations.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Correction.” SFAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe applicability under changed conditions. The provisions of SFAS 145 are effective for the Company at the beginning of fiscal year 2003; however, early application of SFAS 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on their financial position or results of operations from adopting SFAS 145.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 is required for the Company’s fiscal year beginning January 1, 2003. The Company does not believe that the adoption of SFAS 146 will have a significant impact on their financial position, or results of operations.

NOTE 2. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentrations of credit and market risk include cash and mortgage loans.

The Company maintains cash deposit accounts, in banks, which, at times, may exceed Federally insured limits.

Substantially all of the loans purchased by the Company are fixed rate loans secured by the first deed of trust on commercial, land, nonconforming, and multi-family properties. Maturities on the mortgage loans range from one to four years.

NOTE 2. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)

Concentration of mortgage loans exists in northern Nevada and southern Nevada of approximately 19% and 30%, respectively in 2002. As such, the Company has a significant geographic concentration of credit risk that may be adversely affected by periods of economic decline.

Concentration of mortgage loan products exists primarily in land loans. As such, the Company has a significant product concentration of credit risk that may be adversely affected by periods of economic decline. The following table illustrates the concentration percentages by product type:

	As of December 31,

	2002		2001

Land	$52,247,282	55%	$59,870,334	82%
Construction	37,898,459	39%	7,475,997	10%
Commercial Building	1,954,915	2%	2,109,915	3%
Other	4,144,738	4%	3,875,413	5%

	$96,245,394	100%	$73,331,659	100%

A significant portion of the Company’s mortgage loans will require the borrower to make a balloon payment of the principal at maturity. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to refinance or raise a substantial amount of cash. An increase in interest rates over the mortgage rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance the loan.

The following table illustrates the scheduled maturities of mortgage loan investments subsequent to December 31, 2002:

Maturity	Amount

2002	$2,461,000
2003	53,066,370
2004	24,590,501
2005	16,116,275
2006	11,248

$96,245,394

Group concentration of credit risk exists in borrowers of mortgage loans. At December 31, 2002 and 2001, 51% and 45%, respectively, of mortgage loans were concentrated in multiple loans to eight borrowers. The amount of loss is limited to the recorded amounts of the loans of $48,684,614 and $34,766,370 at December 31, 2002 and 2001, respectively. Multiple loans to one borrower or to related entities generally contain cross default provisions. At December 31, 2002 and 2001, there were no instances of loans with cross default provisions in excess of 10% of the portfolio. However, as of December 31, 2002, the portfolio contained one loan totaling $10,000,000, which exceeded 10% of total assets. Additionally, one borrower has loans totaling $10,775,575, which exceeded 10% of total assets. As such, the Company has a significant borrower concentration of credit risk that may be adversely affected by periods of economic decline. The significant borrower concentration of credit risk related to the top 10 borrowers of the portfolio represent approximately 65% and 67% of the portfolio, as of December 31, 2002 and 2001, respectively. The amount of loss is limited to the recorded amounts of the loans of $62,523,890 and $48,701,736 at December 31, 2002 and 2001, respectively.

NOTE 3. LAND HELD FOR RESIDENTIAL DEVELOPMENT

In February 2001, the Company foreclosed on a mortgage loan in default and obtained ownership of the residential land development project (the “Project”) securing the loan. The Company’s recorded investment in the loan at the time of foreclosure was approximately $2.7 million. The Company obtained a third-party appraisal of the Project at the time of the foreclosure, which was used by management to value the Project at approximately $2.5 million, net of estimated costs to sell. A loss of $225,000 was recorded upon recording the initial carrying value of the Project upon foreclosure. The three phases comprising this Project, which totaled 117 lots, were in various stages of completion. The appraisal provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $30,000 each, (ii) phase II’s 61 lots at approximately $15,000 each, and (iii) phase III’s 41 lots at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently assigned the Project to SAC, its wholly owned taxable REIT subsidiary.

In June 2002, SAC entered into an agreement with a third-party homebuilder to transfer title to the lots to the homebuilder in exchange for an upfront payment, in cash, equal to a portion of the original appraised value of the uncompleted lots. Additionally, the homebuilder is responsible to pay SAC the difference between the agreed value per lot and the cash previously received, upon sale of the homes to third parties. SAC is also entitled to 50% of the profits, if any, realized by the homebuilder upon closing of the sale of each home, as well as repayment of infrastructure costs borne by the Company prior to the agreement. SAC also receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. SAC is not obligated for any future costs of the Project once a completed lot is delivered to the homebuilder and the upfront payment received by SAC is non-refundable. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduces SAC’s investment in the land held for residential development. Upon the sale of completed homes by the homebuilder to an independent third-party, SAC will reduce land held for residential development based on all cash proceeds received under the cost recovery method. After the investment has been fully recovered SAC will recognize revenue equal to its share of the profits realized and received from home sales and may record a provision for income taxes if SAC is anticipated to generate taxable income for the year.

As of December 31, 2002, all 76 lots in phases I and II have been transferred and the homebuilder has paid SAC $565,943 in conjunction with the delivery of these completed lots. In order to complete the lots, SAC has incurred site mapping and other engineering costs and real estate taxes, and insurance fees, all of which were capitalized. As of December 31, 2002, no developed lots have been sold by the homebuilder. The following provides a roll-forward of this account in 2002:

Balance-December 31, 2001	$2,782,715
Capitalized costs in 2002	231,807
Cash payments received from homebuilder in 2002	(565,943)

Balance December 31, 2002	$2,448,579

NOTE 4. REAL ESTATE OWNED (HELD FOR SALE)

As of December 31, 2002 and 2001, real estate owned totaled $950,000 and $445,424, respectively. The property owned consists of an office building in 2002, and homes and an office building in 2001, which were transferred from mortgage loans to real estate owned upon foreclosure.

NOTE 5. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage Loan Products

The Company has four mortgage loan products consisting of land, construction, commercial building and other. Substantially all mortgage loans have similar effective interest rates ranging from 10.5% to 13.5%. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates the Company does not compile and report revenues by product type. See Note 2 (Financial Instruments and Concentrations of Credit Risk) for a table that sets balances by mortgage loan product type.

Under existing loans, the Company is required to fund additional loan amounts totaling $22,028,000 as of December 31, 2002.

Allowance for Loan Losses

The Company sets aside an allowance for loan losses through periodic charges to earnings. While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at December 31, 2002 and 2001. During the years ended December 31, 2002, 2001 and 2000, the Company has recorded a provision for loan losses of $795,255, $496,427 and $400,000, respectively.

At December 31, 2002 and 2001 Collateralized Notes were secured by $30,490,965 and $19,401,620, respectively, of mortgage loans pledged as collateral.

NOTE 5. MORTGAGE LOANS HELD FOR INVESTMENT (Continued)

The following table presents a roll forward of the allowance for loan loss:

Balance at January 1, 2000	$350,000
Provision for Loan Losses	400,000
Charge Offs	—

Balance at December 31, 2000	750,000
Provision for Loan Losses	496,427
Charge Offs	(226,106)
Balance at December 31, 2001	1,020,321
Provision for Loan Losses	795,255
Charge Offs	—

Balance at December 31, 2002	$1,815,576

Delinquent Loans

At December 31, 2002, the Company had eight loans that were 30 to 245 days past due, totaling approximately $13.3 million in principal and accrued interest. The Company accrued interest on these eight loans until the loans were 90 days past due; however, in accordance with our revenue recognition policy, the Company ceases to accrue additional interest income if these loans become 90 days past due. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of the Notes, principal and accrued interest. The accrued interest recorded on the eight delinquent loans at December 31, 2002 was approximately $359,000. Management has evaluated the collectability of these delinquent loans in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan and determined that amounts are collectible.

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

NOTE 6. BANK LINES OF CREDIT

At December 31, 2002, the Company maintained three revolving lines of credit. The first line of credit allows the Company to borrow up to $6,500,000 and matures July 1, 2003. The second line of credit allows the Company to borrow up to $3,000,000 and matures July 1, 2003. The third line of credit allows the Company to borrow up to $5,000,000 and matures on October 15, 2003. All three lines bear interest at the bank’s prime rate (4.25% at December 31, 2002). On December 31, 2002, the outstanding balances on the lines of credit were $1,336,000, $3,000,000 and $5,000,000, respectively. Lines of credit all contain renewal options for a nominal fee and management anticipates they will renew or pay down these lines. All lines of credit are collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, and (ii) maximum debt-to-equity ratio. The Company was in compliance with these covenants as of December 31, 2002.

At December 31, 2001, the Company maintained two revolving lines of credit. One line of credit allows the Company to borrow up to $3,000,000. The other line of credit allows the Company to borrow up to $5,000,000. These lines bear interest at the bank’s prime rate (4.75% at December 31, 2001) and matured July 1, 2002. On December 31, 2001, there was no outstanding balance on these lines of credit. All lines of credit are collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants including maintaining a maximum debt to equity ratio. The Company was in compliance with these covenants as of December 31, 2001.

NOTE 7. COLLATERALIZED NOTES

On May 7, 2002, a registration statement was declared effective by the Securities and Exchange Commission increasing the amount of Collateralized Notes available for sale up to $269,312,000 (including amounts remaining unsold under the prior registration), from the original $250,000,000, which was declared effective on January 18, 2001. The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes. The outstanding Collateralized Notes have maturities ranging from one month to five years from the date of issue and bear a fixed rate of interest (2.5% to 7.5% at December 31, 2002). The effective yield of Collateralized Notes outstanding at December 31, 2002 and 2001 was 4.76% and 6.93%, respectively. At December 31, 2002 and 2001, the Collateralized Notes were secured by $30,490,965 and $19,401,620, respectively, of mortgage loans pledged as collateral.

The following table reflects the maturities of collateralized notes as of December 31, 2002:

Maturity Year	Amount

2003	$18,795,351
2004	689,155
2005	—
2006	—
2007	286,526

$19,771,031

NOTE 8. CONVERSION OF PREFERRED STOCK TO COMMON STOCK

As of October 1, 2001, management met its target of 12% return on equity, on an income tax basis, for the previous four consecutive fiscal quarters. In accordance with the terms of preferred shares, all of the shares of Specialty Trust’s Class A Convertible Preferred Stock converted to Common Stock on October 1, 2001. Class A Convertible Preferred Stock converted to Common Stock on a one to one basis.

SPACE INTENTIONALLY LEFT BLANK

NOTE 9. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

		2002 Quarters Ended

	March 31	June 30	September 30	December 31

(In thousands, except per share amount)

Interest and dividend income	$2,155	$2,485	$2,413	$2,674
Interest expense	155	192	210	272

Net interest/ dividend income	2,000	2,293	2,203	2,402
Other Income (Loss)	11	121	4	(71)
Provision for Loan Loss	130	129	131	405
General and Administrative	92	153	100	136
Management and Directors Fees	7	110	13	261
Other Expenses	—	88	25	38

Net Earnings	$1,782	$1,934	$1,938	$1,491

Net Earnings per share – Basic	$0.26	$0.28	$0.27	$0.21

Net Earnings per share – Diluted	$0.26	$0.28	$0.27	$0.20

		2001 Quarters Ended

	March 31	June 30	September 30	December 31

(In thousands, except per share amount)

Interest and dividend income	$1,738	$1,754	$2,078	$2,227
Interest expense	195	218	189	142

Net interest/ dividend income	1,543	1,536	1,889	2,085
Other Income	—	—	—	26
Provision for Loan Loss	125	125	125	121
General and Administrative	78	131	79	102
Management and Directors Fees	35	10	58	5
Net Earnings	$1,305	$1,270	$1,627	$1,883

Net Earnings (Loss) per share – Basic	$3.90	$(0.39)	$0.63	$(3.35)

Net Earnings per share – Diluted	$0.26	$0.25	$0.27	$(0.01)

NOTE 10. EARNINGS PER SHARE

Following is a reconciliation of earnings per share (in thousands, except per share amounts):

For the years ended December 31,

	2002	2001	2000

Basic:
Net Earnings (Loss) Applicable to Common Stock	$7,145	$1,545	$(527)

Weighted Average Number of Shares – Basic	7,033	1,955	326

Earnings (Loss) Per Share – Basic	$1.02	$0.79	$(1.62)

Diluted:
Net Earnings (Loss) for Diluted Earnings Per Share	$7,145	$1,545	$(527)

Weighted Average Number of Shares – Basic	7,033	1,955	326

Additional shares due to dilutive stock options	39	52	—

Weighted Average Number of Shares – Diluted	7,072	2,007	326

Earnings (Loss) Per Share – Diluted	$1.01	$0.77	$(1.62)

Stock options not included because they were anti-dilutive	—	25	146

NOTE 11 – STOCK OPTIONS

In October 1997, the Company adopted the 1997 Executive and Non-Employee Director Stock Option Plan (the Plan) pursuant to which 300,000 shares of the Common Stock were reserved for issuance upon the exercise of options granted. If the outstanding shares of Stock as reflected on the Company’s balance sheet exceeds 3,000,000, the total number of shares of Stock reserved and available for issuance (inclusive of shares already issued) under the Plan shall automatically be increased so as to equal 10% of the number of outstanding shares of stock. Therefore, the total number of shares of Common Stock which are available for issuance upon the exercise of options granted was 718,300. Options granted may be designated as either (a) incentive stock options (ISO’s) under the Internal Revenue Code of 1986, as amended, at an exercise price equal to the fair market value of the underlying stock, or (b) nonqualified options at a Board of Directors determined option price. ISO’s and nonqualified options may be granted by the Board of Directors to participating directors, officers, other employees of the Company or its Manager, agents and consultants. Fair market value is determined periodically by the Board of Directors.

NOTE 11 – STOCK OPTIONS (CONTINUED)

25% of the shares subject to such stock options shall become exercisable on the first anniversary of the date of grant of the stock option, and an additional 25% shall become exercisable on each of the next three anniversaries of the date of grant. In general, vested options must be exercised within three months after an employee leaves the Company or 10 years after the stock options become vested.

Presented below is a summary of the Company’s stock options and the related transactions for the years ended December 31, 2002, 2001 and 2000:

		Weighted
		Average
		Exercise
	Shares	Price

Balance at January 1, 2000	104,800	$1.26
Granted	36,000	5.00
Exercised	(14,200)	0.09
Forfeited/Expired	(12,750)	0.99

Balance at December 31, 2000	113,850	$2.62
Granted	55,000	7.73
Exercised	(20,218)	1.06
Forfeited/ expired	(30,000)	5.00

Balance at December 31, 2001	118,632	$4.65
Granted	85,000	11.00
Exercised	(32,684)	3.20
Forfeited/ expired	(11,250)	5.00

Balance at December 31, 2002	159,698	$8.30

NOTE 11 – STOCK OPTIONS (CONTINUED)

		Stock Options Outstanding		Stock Options Exercisable

		Weighed
		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price

December 31, 2002
$0.01	23,148	4.81	$0.01	23,148	$0.01
0.05	2,500	5.09	0.05	2,500	0.05
3.15	2,500	5.59	3.15	2,500	3.15
5.00	21,550	7.02	5.00	7,300	5.00
11.00	110,000	9.70	11.00	6,250	11.00

Totals	159,698			41,698

December 31, 2001
$0.01	30,047	5.81	$0.01	30,047	$0.01
0.05	5,000	6.08	0.05	—	—
3.15	9,000	6.58	3.15	6,500	3.15
5.00	49,585	8.12	5.00	9,700	5.00
11.00	25,000	9.75	11.00	—	—

Totals	118,632			46,247

December 31, 2000
$0.01	40,750	6.81	$0.01	22,000	$0.01
0.05	10,000	7.08	0.05	—	—
3.15	9,800	7.58	3.15	4,800	3.15
5.00	53,300	9.19	5.00	4,800	5.00

Totals	113,850			31,600

The fair value of the Company’s stock options was estimated as of the grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions for the years ended December 31, 2002, 2001 and 2000: Dividend yield of 12.0%, expected volatility of 0.0%, 0.0% and 0.0%, respectively, and an expected holding period of five years. The weighted average risk free interest rate of 1.8%, 2.2%, and 5.4% was used as of December 31, 2002, 2001, and 2000, respectively. Based on these assumptions, compensation expense was $81,013, $70,558 and $21,093 for the years ended December 31, 2002, 2001 and 2000 respectively.

The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $0, $0, and $1.36, respectively.

NOTE 12. CAPITAL TRANSACTIONS

On July 1, 2000 the Company issued 689,320 additional shares of Preferred Stock, at $10 per share, for cash of $5,698,900 and collateralized notes of $1,194,300.

On June 30, 2001, the Company completed the first closing of a private placement for 1,000,000 shares of Class A Convertible Preferred Stock, at $11.00 per share, for $11.0 million. On September 30, 2001, the Company completed the second closing of the private placement for 667,221 shares of Class A Convertible Preferred Stock, at $11.00 per share, for $7.3 million.

Assets received for the purchase of Preferred Stock from officers, directors or other related parties, are recorded at fair value. Assets received by non-related parties are recorded at fair value.

NOTE 13. RELATED PARTY

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

The Manager receives the mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance with any additional fees or points paid to the Company. The Manager will also receive a fee for loan servicing equal to one-half of one percent per annum of the total mortgage loans serviced. These fees are earned directly by the Manager and deducted from the interest or late payments to cover costs to manage the portfolio, effectively reducing the yield to the Company. In addition, the Manager will receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the net income before the dividend deduction of the Company in excess of an annualized return to the Company equal to 12%. For the years ended December 31, 2002, 2001, and 2000 the Manager earned the following:

	2002	2001	2000

Loan Origination and Extension Fees	$1,610,059	$1,692,100	$980,176
Loan Servicing Fees	361,224	266,556	179,129
Late Payment Charges	9,295	35,324	44,843

Total Base Fees	1,980,578	1,993,980	1,204,148
Incentive Compensation Bonus	314,249	88,084	—

Total Compensation	$2,294,827	$2,082,064	$1,204,148

NOTE 13. RELATED PARTY – CONTINUED

The loan origination fees are received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from the borrower. Late payment charges are received directly by the Manager from the borrower. The incentive compensation is calculated in accordance with the agreement and paid for or accrued in Manager and Directors fees the Company’s financial statements.

There are several related parties who held collateralized notes with the Company. As of December 31, 2002 and 2001, they owned approximately $696,000 and $1,080,000 in collateralized notes, which represents approximately 3.5% and 11.4% of the total balance, respectively.

In addition, SAC currently has an agreement with a realtor related to the development of the property at Wildcreek. SAC will pay the realtor a finder’s fee of $300 per lot and a 3.5% commission for each home sold. The realtor is an employee of a real estate company which is owned by an independent director and member of the audit committee. As of December 31, 2002, SAC had an outstanding payable to the realtor of $18,300 related to the finder’s fee on Phase II. There have been no homes sales closed as of December 31, 2002.

NOTE 14. SUBSEQUENT EVENTS

On January 23, 2003, the Company obtained a fourth line of credit totaling $2.5 million that will mature on January 23, 2004.

As of January 17, 2003, the Company created a second subsidiary, SAC II incorporated in Delaware. SAC II is a “qualified REIT subsidiary. A “qualified REIT subsidiary” is any corporation in which a REIT owns 100% of the stock. As a Qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT. Therefore, it is subject to the REIT asset, income and distribution requirements. In addition, all of its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities or income of the REIT and its activities are treated as activities of the REIT of the Company for purposes the REIT qualification tests and prohibitive transaction limits

SPACE INTENTIONALLY LEFT BLANK

Part III

Item 10. Directors and Executive Officers of the Registrant

The directors, executive officers and senior officers of Specialty Trust and their positions are:

Name	Position
Nello Gonfiantini III (1)	Chairman of the Board of Directors, President, Secretary

George E. Bull III(2)(3)	Director
Roger M. Peltyn(2)(4)	Director
Stephen V. Novacek(2)(4)(6)	Director
Ernest Martinelli(2)(3)(5)	Director
Harvey C. Fennell(2)(3)	Director
Mark Combs (2)(5)(6)	Director

Stephanie S. Schmitt	Chief Financial Officer and Principal Accountant

(1) Founder and promoter of Specialty Trust.

(2) Independent Director

(3) Member of the Audit Committee

(4) Member of the Manger Oversight Committee

(5) Member of the Loan Review Committee

(6) Member of the Corporate Governance Committee

Information regarding the business background and experience of Specialty Trust’s directors and executive officers follows:

NELLO GONFIANTINI III, age 48, was the sole founder and promoter of Specialty Trust and serves as its Chairman of the Board, President, and Secretary. Mr. Gonfiantini has owned and managed Specialty Financial, a private mortgage finance and real estate development business in Reno, Nevada, since 1994. From 1986 until 1994, Mr. Gonfiantini was the Chairman, CEO and President of Home Federal Savings Bank of Nevada, where he oversaw the commercial and residential real estate lending operations. Prior to taking that position in 1986, Mr. Gonfiantini was the Executive Vice President of Home Mortgage Company, a mortgage banking firm and predecessor to Home Federal Savings Bank of Nevada. Mr. Gonfiantini has a BA and an MBA from the University of Denver.

GEORGE E. BULL III, age 54, is Chairman of the Board and Chief Executive Officer and a founder in 1994 of Redwood Trust, Inc., Mill Valley, California, a mortgage REIT. Mr. Bull was the President of GB Capital until March 1997, and had served in that capacity since he founded the predecessor of GB Capital in 1983. GB Capital assisted banks, insurance companies and savings and loans in managing portfolios of securitized and unsecuritized mortgage loans, in arranging collateralized borrowings, in hedging balance sheet risks and with other types of capital markets transactions. In addition, GB Capital managed and advised troubled commercial real estate and corporate investments. In 1991 and 1992, Mr. Bull served as Acting Chief Investment Officer of First Capital Life Insurance Company, managing its $4 billion securities portfolio and over $200 million in commercial real estate loans. He also worked during this period in various aspects of fixed income portfolio management with Wood Island Associates, Inc. From 1991 through 1993, Mr. Bull oversaw the management of the $350 million portfolio of commercial real estate investments and the $8 billion securities portfolio of Executive Life Insurance Company (in Rehabilitation) on behalf of the California Department of Insurance. Mr. Bull formerly served as a director of Eureka Bank in San Francisco and as a director of Home Federal Savings Bank in Nevada.

ROGER M. PELTYN, age 60, has been President of the structural engineering firm, Martin & Peltyn, Inc., Las Vegas, Nevada since 1981. Mr. Peltyn is a director of Southern Nevada Seismic Safety Counsel; a director of Martin & Peltyn, Inc., Civil Engineers; and a member of the American Society of Civil Engineers, American Institute of Steel Construction, and the National Society of Professional Engineers, Las Vegas, Nevada. He is a member of the board of trustees of the Nevada Development Authority, President of the Alliance for the Arts, and a director of the Clark County Public Education Foundation.

STEPHEN V. NOVACEK, age 57, has been a shareholder in the law firm, Hale, Lane, Peek, Dennison, Howard and Anderson, located in Reno, Las Vegas and Carson City, Nevada, since 1978. Mr. Novacek specializes in real estate law and finance representing various institutional lenders in residential and commercial transactions. He is a member of the State Bar of Nevada and the American Bar Association.

ERNEST MARTINELLI, age 74, retired as Vice Chairman of Bank of America Nevada in 1993 after a career in the banking business in Nevada. He is Vice Chair of the Board of Directors of St. Mary’s Healthcare Network and President of Martinelli Properties, Inc., a commercial real estate development and investment company.

HARVEY C. FENNELL, age 55, is the Chief Financial Officer of Dickson Realty, Inc., Reno, Nevada, and has been a realtor since 1987. Mr. Fennell specializes in land and commercial real estate sales. He has been a member of the Reno/ Sparks Association of Realtors and has served on its Board of Directors. He is a member of the Nevada Real Estate Commission, a state regulatory agency. Prior to 1987, Fennell was a partner in the accounting firm of KPMG He formerly served as a director of Home Federal Savings Bank in Reno, Nevada.

MARK COMBS, age 56, is a private lender and investor specializing in large commercial loans for land development and commercial construction. Mr. Combs has completed numerous development projects including; Saddlehorn, a 532 lot subdivision, in Reno, Nevada. In 1978, after obtaining his real estate broker’s license, Mr. Combs joined his wife Fianna in Dickson Realty, a real estate company located in Reno, Nevada. Over the next twelve years, Dickson Realty had grown to over 70 agents. In 1990, Mr. Combs sold his interest in Dickson Realty to pursue the private lending business. Mr. Combs is a native Nevadan and graduated from the University of Nevada with a finance degree in 1969.

STEPHANIE S. SCHMITT, age 33, has been the Chief Financial Officer and Principal Accountant of Specialty Trust and Specialty Financial since August 2001. Ms. Schmitt is a Certified Public Accountant with public accounting experience with Grant Thornton, LLP and KPMG, LLP. Ms. Schmitt has a BA and a BS from the University of Colorado – Boulder. She also has an MBA with an emphasis in Finance from Villanova University.

Terms of Directors and Officers

Specialty Trust’s Board of Directors consists of such number of persons as shall be fixed by the Board of Directors from time to time by resolution to be divided into three classes, designated Class I, Class II and Class III, with each class to be as nearly equal in number of directors as possible. Currently there are seven directors. At each annual meeting, the successors to the class of directors whose term expires at that time are to be elected to hold office for a term of three years, and until their respective successors are elected and qualified, so that the term of one class of directors expires at each such annual meeting.

Class I Directors

Nello Gonfiantini III	Term Expires 2005

Stephen Novacek	Term Expires 2005

Class II Directors

George Bull III	Term Expires 2004

Ernest Martinelli	Term Expires 2004

Mark Combs	Term Expires 2004

Class III Directors

Roger Peltyn	Term Expires 2003

Harvey Fennell	Term Expires 2003

In the case of any vacancy on the Board of Directors, including a vacancy created by an increase in the number of directors, the vacancy may be filled by election of the Board of Directors or the stockholders, with the director so elected to serve until the next annual meeting of stockholders, if elected by the Board of Directors, or for the remainder of the term of the director being replaced, if elected by the stockholders; any newly-created directorships or decreases in directorships are to be assigned by the Board of Directors so as to make all classes as nearly equal in number as possible. Directors may be removed only for cause and then only by vote of a majority of the combined voting power of stockholders entitled to vote in the election for directors. Subject to the voting rights of the holders of the common stock, the Charter may be amended by the vote of a majority of the combined voting power of stockholders, provided that amendments to the Article dealing with directors may only be amended if it is advised by at least two-thirds of the Board of Directors and approved by vote of at least two-thirds of the combined voting power of stockholders. The effect of the foregoing as well as other provisions of Specialty Trust’s Charter and Bylaws may discourage takeover attempts and make more difficult attempts by stockholders to change management. Prospective investors are encouraged to review the Charter and Bylaws in their entirety.

Officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships between the executive officers or directors.

Committees of the Board

Audit Committee. The Audit Committee is composed of Messrs. Bull, Martinelli and Fennell. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls.

Manager Oversight Committee. The Manager Oversight Committee is composed of Messrs. Peltyn and Novacek. The Committee reviews periodically the Management Agreement and the Manager’s performance under that Agreement.

The Loan Review Committee. The Loan Review Committee is composed of Messr. Martinelli and Combs. The Committee reviews all loans and the risk rating assignments.

Corporate Governance Committee. The Corporate Governance Committee is composed of Messr. Combs and Novacek. The Committee will help to review and establish the corporate standards for ethics.

Other Committees. The Board of Directors may establish other committees as deemed necessary or appropriate from time to time, including, but not limited to, an Executive Committee of the Board of Directors.

In 2002, the Board of Directors met 5 times, each time with full attendance. The audit committee met 3 times, the loan review committee met 2 times, the manager oversight committee met 3 times, and the corporate governance committee did not meet.

Compensation Committee Interlocks

No interlocking relationship exists between our Board of Directors or officers responsible for compensation decisions and the Board of Directors or compensation committee of any other company.

Item 11. Executive Compensation

Compensation of Directors

None of our directors has received any separate compensation for service on the Board of Directors or on any committee thereof. We pay directors who are not employed by Specialty Trust, independent directors, $1,500 for each meeting attended in person and $750 for each teleconference meeting. Committee members receive $500 for each meeting attended in person and $250 for each teleconference meeting. In addition, each Director referred to as an Independent Director is granted options to purchase 10,000 shares of common stock at the fair market value of the common stock upon becoming a director. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of Specialty Trust or the Manager will receive separate compensation for services rendered as a director.

Executive Compensation

Employee salaries and bonuses are paid through the Manager, Specialty Financial, as part of and not in addition to the management fee. For the years ended December 31, 2002, 2001 and 2000, Specialty Financial earned $1,980,578, $1,993,980 and $1,204,148, respectively, in total base fees. Specialty Financial also received an incentive compensation bonus of $314,249, $88,084 and $0 for the years ended, 2002, 2001 and 2000, respectively.

Item 12. Security Ownership of Certain Beneficial Owner’s and Management

The following table sets forth certain information known to Specialty Trust with respect to beneficial ownership of the Company’s Capital Stock as of December 31, 2002, by each person other than members of management known to Specialty Trust to beneficially own more than five percent (5%) of the Company’s Capital Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Beneficial Ownership
	of
	Capital Stock(1)

Name of Beneficial Owner	Number	Percent

Raymond J. Poncia (1)	527,645	7.35%
Angelo Petrini (2)	413,457	5.76%
Julius and Joanne Ballardini (3)	406,775	5.66%
Nello Gonfiantini, Jr. (4)	366,161	5.10%

(1)	Consists of 263,822 shares of Common Stock held by the Raymond J. Poncia, Jr. Family Trust and 263,823 shares of Common Stock held by Hotel-Casino Management, Inc. of which Mr. Poncia is President.

(2)	Consists of 372,762 shares of Common Stock held by the 1987 Petrini Family Trust of which Mr. Petrini is co-trustee with his wife Joan and 40,695 shares of Common Stock held by Delta Saloon Profit Sharing Plan of which Mr. Petrini is trustee.

(3)	Consists of 406,775 shares of Common Stock held by the Julius and Joanne Ballardini Family Trust Dated 4/14/92 of which Mr. & Mrs. Ballardini are trustees.

(4)	Consists of 195,842 shares of Common Stock held by the Gonfiantini Family Trust of which Mr. Gonfiantini Jr. is trustee, 2,427 shares of Common Stock held by the Gonfiantini Family Decedent Trust of which Mr. Gonfiantini is trustee, 75,846 shares of Common Stock held by Mr. Gonfiantini, Jr. individually, 43,182 shares of Common Stock held by Gonzo Properties of which Mr. Gonfiantini, Jr. is a partner, and 48,864 shares of Common Stock which represents the Gonfiantini Family Trust’s 25% interest, as a tenant in common, in 195,455 shares of Common Stock.

Beneficial Ownership of Capital Stock by Directors and Management

The following table sets forth certain information known to Specialty Trust with respect to beneficial ownership of the Company’s Capital Stock as of December 31, 2002, by each director and by all directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Beneficial Ownership
	of
	Capital Stock(1)

Name of Beneficial Owner	Number	Percent

Nello Gonfiantini III (2)	433,708	6.04%
Ernest Martinelli (3)	200,000	2.78%
George E. Bull III (4)	62,500	*
Roger M. Peltyn (5)	29,126	*
Stephen V. Novacek (6)	16,264	*
Harvey Fennell (7)	58,593	*
Mark Combs	0	*
Stephanie S. Schmitt (8)	6,250	*

All Directors and Executive Officers as a Group (8 persons)	806,441	11.23%

*	Less than one percent.

(1)	Assuming no exercise of the non-employee director options (except by the Security holder named, separately).

(2)	Consists of 341,662 shares of Common Stock held in the Nello Gonfiantini III 1981 Trust of which Nello Gonfiantini III is trustee, 43,182 shares of Common Stock held by Gonzo Properties of which Nello Gonfiantini III is a partner, and 48,864 shares which represents the Nello Gonfiantini III 1981 Trust’s 25% interest, as tenant in common, of 195,455 shares of Common Stock; but does not include 713,077 shares of Common Stock beneficially owned by persons related by blood or marriage to Mr. Gonfiantini with respect to which he has neither voting nor investment power.

(3)	Consists of 150,000 shares of Common Stock held in the Ernest Martinelli Family Trust of which Mr. Martinelli is trustee, and 50,000 shares of Common Stock held in the Martinelli Family Partnership of which Mr. Martinelli is a partner.

(4)	Consists of 2,500 shares of Common Stock issuable upon the exercise of options and 60,000 shares of Common Stock held in the Bull Trust of which Mr. Bull is trustee.

(5)	Consists of 29,126 shares of Common Stock held in the Roger and Sandy Peltyn Family Trust of which Mr. Peltyn is co-trustee.

(6)	Consists of 2,500 shares of Common Stock issuable upon the exercise of options and 13,764 shares of Common Stock held individually by Mr. Novacek.

(7)	Consists of 18,269 shares of Common Stock held in the Harvey and Nancy Fennell Family Trust of which Mr. Fennell is co-trustee, 37,824 shares of Common Stock held in the Dickson Realty Profit Sharing Plan of which Mr. Fennell is co-trustee and 2,500 shares of Common Stock issuable upon the exercise of options after February 10, 2003.

(8)	Consists of 6,250 shares of Common Stock issuable upon the exercise of options.

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

Administrative Services Provided by the Manger

Specialty Financial, as Manager, is responsible for our day-to-day operations and performs such services and activities relating to the assets and operations of Specialty Trust (the “Company”) as may be appropriate, including:

(i)	representing the Company in connection with the origination or purchase of mortgage loans;

(ii)	in accordance with the directions of the Board of Directors, investing or reinvesting any money of the Company;

(iii)	furnishing reports and statistical and economic research to the Company regarding the Company’s real estate lending activities and the performance of its portfolio of mortgage loans;

(iv)	administering the day-to-day operations of the Company and performing administrative functions necessary in the management of the Company, including the collection of revenues, the payment of the Company’s expenses, debts and obligations and the maintenance of appropriate computer services to perform such administrative functions;

(v)	counseling the Company in connection with policy decisions to be made by the Board of Directors;

(vi)	assisting the Company in its use of leverage to finance mortgage loan acquisitions;

(vii)	overseeing the servicing of the Company’s mortgage loans;

(viii)	establishing underwriting, appraisal and quality control procedures for the mortgage loans of the Company;

(ix)	conducting a legal document review of each mortgage loan acquired to verify the accuracy and completeness of the information contained in the mortgage loans, security instruments and other pertinent documents in the mortgage file;

(x)	providing the Company with data processing, legal and administrative services to the extent required to implement the business strategy of the Company;

(xi)	providing all actions necessary for compliance by the Company with all Federal, state and local regulatory requirements applicable to the Company in respect of its business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings;

(xii)	providing all actions necessary to enable the Company to make required Federal, state and local tax filings and reports and generally enable the Company to maintain its status as a REIT, including soliciting stockholders for required information to the extent required by the REIT Provisions of the Code;

(xiii)	communicating on behalf of the Company with the stockholders of the Company as required to satisfy any reporting requirements and to maintain effective relations with such stockholders; and

(xiv)	performing such other services as may be required from time to time for management and other activities relating to the assets of the Company as the Board of Directors shall reasonably request or the Manager shall deem appropriate under the particular circumstances.

The Manager may enter into subcontracts with other parties to provide us any such services.

Management Incentive Fee

We pay to Specialty Financial as incentive compensation for each fiscal quarter, an amount equal to 50% of the tax net income of Specialty Trust, before deduction of such incentive compensation, in excess of the annualized return to Specialty Trust equal to 12%. The incentive compensation calculation is calculated in accordance with the agreement and paid for or accrued in Managers and Directors fees in the Company’s financial statements. The term “return to Specialty Trust” is calculated for the quarter by dividing our taxable income for the quarter by the net worth for the quarter. For such calculations, the “taxable income” of the Company means the taxable income of the Company before the Manager’s incentive compensation, the deduction for dividends paid and net operating loss deductions arising from losses in prior periods. A deduction for the Company’s interest expenses for borrowed money is taken when calculating taxable income. “Net worth” for any period means the sum of the gross proceeds from all prior offerings of its equity securities by the Company, after deducting expenses and costs relating to the offering (or for any period in which new equity securities are issued, the arithmetic weighted average on the prior offering proceeds and the new proceeds for the period), plus the Company’s beginning retained earnings (without taking into account any losses incurred in prior periods and excluding amounts reflecting taxable income to be distributed as dividends and amounts reflecting valuation allowance adjustments). The definition “return to Specialty Trust” is used only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by stockholders. The incentive compensation payments to Specialty Financial are made before any income distributions are made to our stockholders.

The Manager’s base fee is calculated by the Manager and delivered to us each quarter. We are obligated to pay the amount of the final base fee in excess of the amount paid to the Manager at the beginning of the month pursuant to the Manager’s good faith estimate. We pay the incentive fee with respect to each fiscal quarter following the delivery to us of the Manager’s written statement setting forth the computation of the incentive fee for such quarter.

Discussions are currently taking place between the Manager and the Compensation Committee to modify the management incentive fee.

For the years ended December 31, 2002, 2001 and 2000, we incurred management incentive fees of $314,249, $88,084, $0, respectively.

Servicing Fee

Loan Servicing Fee. As part of the management fee, one-half of one percent of the total mortgage loan portfolio is paid to the Manager as a loan-servicing fee. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from the borrower. Payment of this fee, in effect, lowers the yield on our mortgage loans. An undue emphasis on increasing the size of the mortgage loan portfolio, thereby increasing the Manager’s compensation, could result in the acquisition of riskier or more speculative loans.

For the years ended December 31, 2002, 2001 and 2000 we incurred loan-servicing fees of $361,224, $266,556 and $ 179,129, respectively.

Loan Origination Fees

Origination Fee. The first 2.5% (2 1/2 points) of any origination fees (points) collected from the borrower is paid to the Manager as part of the management fee. The loan origination fees are received by the Manger as part of the initial funding of the loan. The size of the mortgage origination fees are market driven but may vary and may have a direct impact upon the interest rate the borrower is willing to pay and, therefore, on the interest income we would receive from the loan.

For the years ended December 31, 2002, 2001 and 2000, the Manager retained loan origination fees of $1,610,059, $1,692,100 and $980,176, respectively.

Late Payment Charges

Late Payment Charges. Any loan payment which is past due 10 days is charged a late payment charge of 10% of the total payment. Late payment charges are received directly by the Manager from the borrower. The late fee may be waived at the discretion of the Company’s management.

For the years ended December 31, 2002, 2001 and 2000 the Manager retained late charges of $9,295, $35,324, and $44,843, respectively

Other Expenses

The operating expenses required to be borne by the Manager include compensation and other employment costs, the cost of office space and equipment and all other administrative expenses incurred in our day-to-day operations. Those expenses do not include debt service or taxes. While most costs are paid through the Manager from fees earned by the Manager, we do pay directly certain REIT-related expenses such as directors’ fees and legal and accounting fees. There are no caps or ceilings on any category of fees, compensation or other expenses payable by us except for compensation payable to the Manager and expenses to be borne by the Manager as described above.

Transactions with Management and Others

Specialty Financial serves as our manager and is responsible for loan originations, loan servicing and our day-to-day operations. Mr. Gonfiantini, a director and our sole executive officer, is also an executive officer, director and the sole stockholder of Specialty Financial. We have no separate employees from the Manager and we share its facilities. We have no ownership interest in the Manager. Specialty Financial has significant operating discretion as to the implementation of our business strategy and policies.

Term and Termination

The management agreement had an initial term of three years beginning January 30, 1998 and is renewed automatically for successive one-year periods unless we timely deliver a notice of non-renewal. Upon non-renewal of the management agreement without cause, a termination fee will be payable to the Manager in an amount equal to the greater of (i) the fair value of the management agreement as established by an independent appraiser, or (ii) 4% of the mortgage loan portfolio of Specialty Trust. At December 31, 2002, 4% of our mortgage loan portfolio would be approximately $3.8 million. In addition, we have the right to terminate the management agreement at any time for cause. A majority of our unaffiliated directors (currently 6 of 7 directors are unaffiliated) may determine that the Manager has violated the management agreement in a material respect and, after notice and an opportunity to cure, terminate the agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

Collateralized Notes

There are several related parties who hold collateralized notes with Specialty Trust. As of December 31, 2002, there were four (4) related parties who owned approximately $696,000 in collateralized notes, which represents approximately 3.5% of the total balance.

Item 14. Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s President and Secretary and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this Annual Report on Form 10-K. Based on that review and evaluation, the President and Secretary and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation, and therefore, no corrective measures were taken by the Company.

SPACE INTENTIONALLY LEFT BLANK

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.	Document

3.1*	Articles of Incorporation

3.3*	Bylaws

3.3.1*	Amendment to Bylaws

4**	Indenture dated as of January 1, 2001 between Specialty Mortgage Trust, Inc. and Bankers Trust Company of California, a national banking association, as Trustee.

11.1	Schedules IV for the years ended December 31, 2002, 2001 and 2000

99.1	Statement of Chief Executive Officer Regarding Form 10-K for Year Ending December 31, 2002

99.2	Statement of Chief Financial Officer Regarding Form 10-K for Year Ending December 31, 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

**	Incorporated by reference to the correspondingly numbered exhibit to the Form 8-K filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on February 2, 2001.

          (b)  Reports on Form 8-K

On October 11, 2002, the Company filed a current report on Form 8-K under Item 4 that Grant Thornton LLP was dismissed as principal accountant and KPMG LLP was selected as the Company’s independent public accountants for the fiscal year ending December 31, 2002.

On October 25, 2002, The Company filed a current report on Form 8-K/A Amendment No.1 to the current report on Form 8-K dated October 11, 2002 to make certain technical corrections to the original Form 8-K filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY TRUST, INC.

Dated: March 15, 2003	By:	/s/ Nello Gonfiantini, III
Nello Gonfiantini, III Chairman, President, and Secretary

(Signed in the capacity of (i) duly authorized officer of the registrant)

Dated: March 15, 2003	By:	/s/ Stephanie S. Schmitt
Stephanie S. Schmitt Chief Financial Officer

(Signed in the capacity of (i) duly authorized officer of the registrant and (ii) principal Financial Officer of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nello Gonfiantini, III	Nello Gonfiantini, III Chairman of the Board President Secretary	March 15, 2003

/s/ Stephanie S. Schmitt	Stephanie Schmitt Chief Financial Officer Principal Accountant	March 15, 2003

/s/ George E. Bull III	George E. Bull III Director	March 15, 2003

/s/ Roger M. Peltyn	Roger M. Peltyn Director	March 15, 2003

	Stephen V. Novacek Director	March 15, 2003

/s/ Ernest Martinelli	Ernest Martinelli Director	March 15, 2003

/s/ Harvey Fennell	Harvey Fennell Director	March 15, 2003

	Mark Combs Director	March 15, 2003

CERTIFICATION

I, Nello Gonfiantini, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Specialty Trust, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Nello Gonfiantini III Name: Nello Gonfiantini III Title : Chairman of the Board, President and Secretary	Dated this 15th day of March 2003

CERTIFICATION

I, Stephanie Schmitt, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Specialty Trust, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stephanie Schmitt Name: Stephanie Schmitt Title : Chief Financial Officer	Dated this 15th day of March, 2003

Independent Auditors’ Report on Schedule

The Board of Directors

Specialty Trust, Inc. and Subsidiary:

Under date of March 18, 2003, we reported on the consolidated balance sheet of Specialty Trust, Inc. and Subsidiary (the Company) as of December 31, 2002, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year then ended, which are included in the Company's 2002 Annual Report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we audited the related consolidated financial statement schedule included in such Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Sacramento, California
March 18, 2003

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Specialty Trust, Inc.

In connection with our audits of the financial statements of Specialty Trust, Inc. referred to in our report dated January 25, 2002, which is included in the annual report to security holders, we have also audited Schedules II and IV for each for the two years in the period ended December 31, 2001. In our opinion, these schedules when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Reno, Nevada
January 25, 2002