Form 10-Q
period 2003-03-31
SPECIALTY TRUST INC
filed 2003-05-15
CIK 1062565

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2003
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO
                               -------------    --------------

COMMISSION FILE NUMBER:  333-86972

                              SPECIALTY TRUST, INC.
                    (FORMERLY SPECIALTY MORTGAGE TRUST, INC.)
             (Exact name of Registrant as specified in its Charter)

            MARYLAND                               88-0382463
 (State or other jurisdiction of                 (I.R.S. Employer
 Incorporation or organization)                  Identification No.)

             6160 PLUMAS ST.
              RENO, NEVADA                              89509
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

                               Yes |X|   No | |

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                               Yes | |   No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

Common Stock ($.01 par value)                       7,432,714 as of May 14, 2003

================================================================================

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
Item 1     Financial Statements - Specialty Trust, Inc. (Unaudited)                        3

           Consolidated Balance Sheets as of March 31, 2003 and
           December 31, 2002                                                               3

           Consolidated Statements of Earnings for the Three Months
           Ended March 31, 2003 and 2002                                                   4

           Consolidated Statements of Stockholders' Equity and Comprehensive
           Income for the Three Months Ended March 31, 2003 and the Year
           Ended December 31, 2002                                                         5

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2003 and 2002                                                   6

           Notes to Consolidated Financial Statements                                      7

Item 2     Management's Discussion and Analysis of Financial Condition And
           Results of Operations                                                           15

Item 3     Quantitative and Qualitative Disclosures about Market Risk                      25

Item 4     Controls and Procedures                                                         26

                    PART II. OTHER INFORMATION

Item 1     Legal Proceedings                                                               27

Item 2     Changes in Securities and Use of Proceeds                                       27

Item 3     Defaults Upon Senior Securities                                                 27

Item 4     Submission of Matters to a Vote of Security Holders                             27

Item 5     Other Information                                                               27

Item 6     Exhibits and Reports on Form 8-K                                                27

                   PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           ASSETS
                                                                                  MARCH 31, 2003   DECEMBER 31, 2002
                                                                                  --------------   -----------------

ASSETS
      Cash and Cash Equivalents                                                     $     55,303   $    92,684
      Accrued Interest Receivable                                                      1,232,405     1,123,865
      Land Held for Residential Development                                            2,393,043     2,448,579
      Real Estate Owned (held for sale)                                                  950,000       950,000
      Mortgage Loans Held for Investment, Net of
          allowance for loan losses of $1,877,254 and $1,815,576 and unearned discount of  $96,859 and $120,489 at March 31, 2003 and
          December 31, 2002, respectively                                             98,896,987    94,309,329
      Other Assets                                                                       424,541       399,139
                                                                                    ------------   -----------
           Total Assets                                                             $103,952,279   $99,323,596
                                                                                    ============   ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Dividends Payable                                                             $         --   $ 2,154,901
      Accounts Payable - Related Party                                                   168,428       241,824
      Accounts Payable and Accrued Expenses                                               99,470       159,726
      Accrued Interest Payable                                                            40,816        37,523
      Deferred Revenue                                                                   102,900       102,900
      Lines of Credit                                                                 11,609,000     9,336,000
      Collateralized Notes                                                            19,764,031    19,074,906
      Collateralized Notes - Related Party                                             1,241,667       696,125
                                                                                    ------------   -----------
           Total Liabilities                                                        $ 33,026,312   $31,803,905
                                                                                    ------------   -----------
STOCKHOLDERS' EQUITY
      Common Stock; $0.01 par value; 50,000,000 shares authorized, 7,317,875 and
         7,183,004 shares issued and outstanding as of
         March 31, 2003 and December 31, 2002, respectively                         $     73,179   $    71,830
      Additional Paid-in Capital                                                      68,807,818    67,447,861
      Retained Earnings                                                                2,044,970            --
                                                                                    ------------   -----------
           Total Stockholders' Equity                                                 70,925,967    67,519,691
                                                                                    ------------   -----------
           Total Liabilities and Stockholders' Equity                               $103,952,279   $99,323,596
                                                                                    ============   ===========

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                      MARCH 31, 2003   MARCH 31, 2002
                                                      --------------   --------------
REVENUE
      Interest and Dividend Income:
            Mortgage Loans                                $2,836,394       $2,128,876
            Cash Accounts                                         44           26,248
                                                          ----------       ----------
                                                           2,836,438        2,155,124
                                                          ----------       ----------

      Interest Expense:
            Lines of Credit                                  115,384              970
            Notes Payable                                      1,465               --
            Collateralized Notes                             278,507          154,441
                                                          ----------       ----------
            Total Interest Expense                           395,356          155,411
                                                          ----------       ----------

            Net Interest and Dividend Income               2,441,082        1,999,713
      Provision for Loan Losses                               61,678          129,539
                                                          ----------       ----------
            Net Interest and Dividend Income
            After Provision for Loan Losses                2,379,404        1,870,174
      Other Income                                             1,004           10,745
                                                          ----------       ----------
            Net Revenues                                   2,380,408        1,880,919
                                                          ----------       ----------
EXPENSES
      General and Administrative                              87,349           91,769
      Management and Directors' Fees                         192,132            6,805
      Other                                                   55,957               --
                                                          ----------       ----------
                             Total Expenses                  335,438           98,574
                                                          ----------       ----------
            NET EARNINGS                                  $2,044,970       $1,782,345
                                                          ==========       ==========
Basic Earnings per Share                                  $     0.28       $     0.26
                                                          ==========       ==========
Diluted Earnings per Share                                $     0.28       $     0.26
                                                          ==========       ==========

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
         INCOME (UNAUDITED)

                                      COMMON STOCK         ADDITIONAL
                                   ------------------       PAID-IN             RETAINED
                                   SHARES       AMOUNT      CAPITAL             EARNINGS          TOTAL
                                   ------       ------      -------             --------          -----
BALANCE, JANUARY 1, 2002          6,822,703    $68,227    $ 64,957,811         $        --     $65,026,038

Net Earnings and
Comprehensive Income                     --         --              --           7,144,707       7,144,707

Stock Options Exercised              32,684        327         104,267                  --         104,594

Non-Employee Stock Options
Expense                                  --         --          81,013                  --          81,013

Dividends Reinvested on
Common Stock                        327,617      3,276       3,600,514                  --       3,603,790

Dividends Declared on
Common Stock                             --         --      (1,295,744)         (7,144,707)     (8,440,451)
                                  ---------    -------    ------------         -----------     -----------

BALANCE, DECEMBER 31, 2002        7,183,004    $71,830    $ 67,447,861         $        --     $67,519,691
                                  =========    =======    ============         ===========     ===========

Net Earnings and
Comprehensive Income                     --         --              --           2,044,970       2,044,970

Stock Options Exercised              15,215        152          44,938                  --          45,090

Dividends Reinvested on
Common Stock                        116,656      1,167       1,282,049                  --       1,283,216

Stock Granted                         3,000         30          32,970                  --          33,000
                                  ---------    -------    ------------         -----------     -----------

BALANCE MARCH 31, 2003            7,317,875    $73,179    $ 68,807,818         $ 2,044,970     $70,925,967
                                  =========    =======    ============         ===========     ===========

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                             MARCH 31, 2003     MARCH 31, 2002
                                                                                             --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Earnings                                                                                  $  2,044,970       $  1,782,345
 Adjustment to Reconcile Net Earnings to Net Cash
    Provided by Operating Activities:
     Amortization and Depreciation                                                                   44,120             12,994
     Provision for Loan Losses                                                                       61,678            129,539
     Interest Reinvested in Collateralized Notes                                                    233,015            143,368
     Amortization of Loan Fees on Mortgage Loans                                                    (23,630)                --
     Gain on Sale of Land Held for Residential Development                                           (1,004)                --
     Non-cash Stock Compensation                                                                     16,500             21,946
     Changes in Assets and Liabilities:
        Accrued Interest Receivable                                                                (108,540)            96,760
        Other Assets                                                                                (53,022)               588
        Accounts Payable (including Related Party) and Accrued Interest Payable                    (130,359)            (7,264)
                                                                                               ------------       ------------
            Net Cash Provided by Operating activities                                             2,083,728          2,180,276
                                                                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in Real Estate Owned                                                                         --            (50,448)
 Proceeds from Sale of Land Held for Residential Development                                         56,540                 --
 Purchase of Mortgage Loans Held for Investment                                                 (14,138,698)       (15,504,876)
 Principal repayments of Mortgage Loans Held for Investment                                       9,512,992         14,902,477
                                                                                               ------------       ------------
            Net Cash Used in Investing Activities                                                (4,569,166)          (652,847)
                                                                                               ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Common Stock Options Exercised                                                        45,090             56,769
 Deposits paid out relating to Common Stock Transactions                                                 --         (1,003,200)
 Cash Dividends Paid                                                                               (871,685)        (1,315,536)
 Net Proceeds on Lines of Credit                                                                  2,273,000                 --
 Proceeds on Collateralized Notes                                                                 2,115,945          3,423,032
 Principal Payments on Collateralized Notes                                                      (1,114,293)        (1,777,230)
                                                                                               ------------       ------------
         Net Cash Provided by (Used in) Financing Activities                                      2,448,057           (616,165)
                                                                                               ------------       ------------
         NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (37,381)           911,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     92,684          1,062,189
                                                                                               ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     55,303       $  1,973,453
                                                                                               ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash Paid for Interest                                                                        $    159,048       $     11,449
                                                                                               ============       ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
 Collateralized Notes Refinanced at Maturity                                                   $  2,694,055       $  2,559,712
                                                                                               ============       ============
 Collateralized Notes Interest Reinvested                                                      $    233,015       $    143,368
                                                                                               ============       ============
 Dividends Reinvested for Common Stock                                                         $  1,283,216       $    731,274
                                                                                               ============       ============
Common Stock Grants                                                                            $     33,000       $         --
                                                                                               ============       ============

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Specialty Trust, Inc., formerly Specialty Mortgage Trust, and Subsidiaries (the "Company") is a Maryland corporation, which acquires and holds interests in mortgage loans secured by real property located in Nevada, Arizona, Colorado, California, and Utah. The Company's strategy is to acquire land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. The Company has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (the Manager), a private mortgage finance company operating in Nevada, wholly owned by Nello Gonfiantini III, the Company's President and Chairman of the Board of Directors. The Company was incorporated on October 21, 1997 and began operations on January 31, 1998, following the closing of the Company's initial private placement of its preferred stock.

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of the Company all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

The unaudited consolidated financial statements for the three months ended March 31, 2003; include the accounts of the Company and its wholly owned subsidiaries, Specialty Acquisition Corporation (SAC), a taxable REIT subsidiary and Specialty Acquisition Corp. II (SAC II), a qualified REIT asset. SAC was formed on May 2, 2002 to enable the Company to perform development activities to land it had foreclosed upon (Note 4), and to maintain the Company's qualified REIT status. SAC II was formed on January 17, 2003 to enable the Company to hold property (Note 5). All inter-company accounts and transactions have been eliminated upon consolidation.

The prior year financial statements contain certain reclassifications to conform to the current year classifications. These reclassifications had no effect on net earnings.

Mortgage Loans

The Company has both the intent and the ability to hold mortgage loans until maturity. Therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost.

The mortgage loans are originated by the Manager, in the name of the Manager, and simultaneously sold, in whole or in part, to the Company. Loan servicing is retained by the Manager.

The Company follows the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard (SFAS) 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. SFAS 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company generally obtains a third party appraisal on the underlying collateral for impaired loans to determine the amount of impairment, if any. SFAS 118 clarifies interest income recognition and the disclosure requirements of SFAS 114.

The Company does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when the Company does not believe the Company's investment in the loan is fully recoverable.

Allowance for Loan Losses

The Company maintains an allowance for loan losses on mortgage loans. Additions to the allowance are based on an assessment of certain factors including, but not limited to, a review of collateral values, borrower payment ability and general economic conditions. Additions to the allowance are provided through a charge to current earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss allowance. Subsequent recoveries of amounts previously charged off are added back to the allowance.

Evaluation of the adequacy of the allowance for loan losses is based primarily on the Company's periodic assessment and grading of the loan portfolio. Additional factors considered by the Company include the consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral and other regulatory or legal issues that could affect loan losses. While the Company uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on the Company's borrowers.

Land Held Residential Development

Land Held for Residential Development consists of real estate acquired through foreclosure and is carried at the lower of the cost or the property's estimated fair value, less estimated costs to sell.

Real Estate Owned

Real estate owned consists of real estate acquired through foreclosure. It is carried at the lower of cost or the property's estimated fair value, less estimated costs to sell.

Stock Options

The Company accounts for stock based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the measurement of stock compensation expense using the fair value method of accounting.

Revenue Recognition

Revenue is recognized on performing loans when interest has been earned according to the terms of the loan. However, revenue ceases to be recognized when the loan becomes 90 days delinquent, when foreclosure proceedings have been initiated, or when the Loan-to-Value ratio exceeds 100%, whichever event occurs first.

Mortgage loan origination fees in excess of 2.5% charged to a borrower for and upon the origination, extension or refinancing of a mortgage loan are paid to the Company, effectively discounting the purchase price of the loan and are amortized by the effective interest method over the contractual life of the loan. These amounts are classified as unearned discounts. Mortgage loan origination fees up to 2.5% are earned by the Manager prior to the purchase of the mortgage loans by the Company.

Earnings per Share

Basic Earnings Per Share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted-average common shares and common equivalent shares outstanding during the period. For the diluted EPS calculation, the weighted average common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding, adjusted for the dilutive effect of unexercised stock options using the treasury method.

Income Taxes
The Company has qualified as a REIT and generally is not subject to Federal income taxes on the portion of taxable income which is distributed to its stockholders. The Company is, however, subject to Federal income taxes for taxable income not distributed.

Taxable income that is distributed is taxable as ordinary income to the stockholders.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." SFAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, to clarify meanings, and to describe applicability under changed conditions. The provisions of SFAS 145 were implemented for the Company's fiscal year beginning January 1, 2003. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. SFAS 145 did not have a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon the Company's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 was implemented for the Company's fiscal year beginning January 1, 2003. SFAS 146 did not have a significant impact on the Company's financial position, or results of operations.

NOTE 2.  MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage Loan Products

The Company has four mortgage loan products consisting of land, construction, commercial building and other. Substantially all mortgage loan products have similar stated interest rates ranging from 10.5% to 13.5%. Due to the similar nature of the effective interest rates among the four loan products, the Company does not compile or report revenues by product type.

Pursuant to existing loan agreements, the Company is committed to fund additional loan advances totaling $16,776,582 as of March 31, 2003.

Allowance for Loan Losses

The Company sets aside an allowance for loan losses through periodic charges to earnings. While there exists probable asset quality problems in the loan portfolio, the Company believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at March 31, 2003 and December 31, 2002. During the quarters ended March 31, 2003 and 2002, the Company recorded a provision for loan losses of $61,678 and $129,539, respectively.

The following table presents a roll forward of the allowance for loan loss:

     BALANCE AT JANUARY 1, 2002                            $  1,020,321
           Provision for Loan Losses                            795,255
           Charge Offs                                               --
                                                           ------------

     BALANCE AT DECEMBER 31, 2002                             1,815,576

           Provision for Loan Losses                             61,678
           Charge Offs                                               --
                                                           ------------
     BALANCE AT MARCH 31, 2003                             $  1,877,254
                                                           ============

NOTE 3.  DELINQUENT LOANS

At March 31, 2003, the Company had eight loans that were 30 to 245 days past due, totaling approximately $15.5 million in principal and accrued interest. Accrued interest was not recorded on two of the eight delinquent loans with principal balances of approximately $3.7 million because the Company determined that the underlying collateral values did not support accrual of interest. The Company did accrue interest on six of the eight delinquent loans with principal balances of approximately $11.8 million until the loans were 90 days past due; however, in accordance with the Company's revenue recognition policy, the Company ceased to accrue additional interest income when the loans become 90 days past due. Accrued interest recorded during the 90-day period remains accrued if the Company determines that the underlying collateral supports recovery of the full principal and accrued interest. The accrued interest recorded on the six delinquent loans at March 31, 2003 was approximately $370,000. The Company has evaluated the collectability of these delinquent loans including accrued interest in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan and has determined that the amounts are collectible.

At December 31, 2002, the Company had eight loans that were 30 to 245 days past due, totaling approximately $13.6 million in principal and accrued interest. The Company accrued interest on these loans until the loans were 90 days past due; however, in accordance with the Company's revenue recognition policy, the Company ceased to accrue additional interest income when these loans became 90 days past due. Accrued interest recorded during the 90-day period remains accrued if the Company determines that the underlying collateral supports recovery of the full principal and accrued interest. The accrued interest recorded on the eight delinquent loans at December 31, 2002 was approximately $359,000. The Company has evaluated the collectability of these delinquent loans in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrower's ability to repay, prevailing economic conditions and the underlying collateral securing the loan and has determined that the amounts are collectible.

NOTE 4.  LAND HELD FOR RESIDENTIAL DEVELOPMENT

In February 2001, the Company foreclosed on a mortgage loan in default and subsequently obtained ownership to the residential land development project (the "Project") securing the loan. The Company's recorded investment in the loan at the time of foreclosure was approximately $2.7 million. The Company obtained a third-party appraisal of the Project at the time of the foreclosure, which valued the Project at approximately $2.5 million, net of estimated costs to sell. A loss of $225,000 was recorded upon recording the initial carrying value of the Project upon foreclosure. The three phases comprising the Project, which totaled 117 lots, were in various stages of completion. The appraisal provided an allocation of the fair value as follows: (i) phase I's 15 lots at $35,000 each, (ii) phase II's 61 lots at approximately $15,000 each, and (iii) phase III's 41 lots at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to SAC, its wholly owned taxable REIT subsidiary.

In June 2002, SAC entered into a non-refundable agreement with a third-party homebuilder to transfer title to the lots on a phased basis to the homebuilder in exchange for an upfront cash payment, equal to a portion of the original appraised value of the uncompleted lots. Additionally, the homebuilder is responsible to pay SAC the difference between the original appraisal value per lot and the cash previously received, upon sale of the homes to third parties. SAC is entitled to 50% of the profits, if any, realized by the homebuilder upon closing of the sale of each home, as well as repayment of infrastructure costs borne by the Company prior to the agreement. SAC also receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder's construction lender. SAC is not obligated for any future project costs relating to a lot once the lot is delivered to the homebuilder. This arrangement is accounted for as a real estate investment by which cash received upon delivery of the completed lots reduces SAC's investment in the land held for residential development. Upon the sale of lots and completed homes by the homebuilder to a third-party, SAC records proceeds as a reduction to the land held for residential development under the cost recovery method.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, other engineering costs, real estate taxes, and insurance fees; in 2002, all of which were capitalized. Three completed homes were sold during the three months ended March 31, 2003. The following table provides a roll-forward of this account:

        Balance at December 31, 2002         $ 2,448,579
        Net proceeds from sale of homes          (55,536)
                                             -----------
        Balance at March 31, 2003            $ 2,393,043
                                             ===========

NOTE 5.  QUALIFIED REIT ASSET

As of January 17, 2003, the Company created a second subsidiary, SAC II (a "qualified REIT subsidiary"), incorporated in Delaware. A "qualified REIT subsidiary" is any corporation in which a REIT owns 100% of the stock. As a Qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, it is subject to the IRS REIT asset, income and distribution requirements. In addition, all of its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities and income of the REIT. Also, its activities are treated as activities of the REIT for purposes of the REIT qualification tests and prohibitive transaction limits.

As of March 31, 2003 there was no activity recorded in SAC II.

NOTE 6.  COLLATERALIZED NOTES

On May 7, 2002, the Company's registration statement (the "2002 Registration") was declared effective by the Securities and Exchange Commission (SEC) increasing the amount of Collateralized Notes available for sale up to $269,312,000 (including amounts remaining unsold under the prior registration) from the original $250,000,000, which had been declared effective by the SEC on January 18, 2001. This 2002 Registration permits the issuance of Collateralized Notes with maturities of up to five years. The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes. The outstanding Collateralized Notes have maturities ranging from one month to five years from the date of issue and bear a fixed rate of interest ranging from 2.0% to 7.5% at March 31, 2003 and from 2.5% to 7.5% at December 31, 2002. The effective yield of Collateralized Notes outstanding at March 31, 2003 and December 31, 2002 was 5.21% and 4.76%, respectively. At March 31, 2003 and December 31, 2002, the Collateralized Notes were secured by $34,402,607 and $30,490,965 respectively, of mortgage loans pledged as collateral.

NOTE 7.  RELATED PARTY

On October 23, 1997, the Company entered into a Management Agreement (the "Agreement") with the Manager. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as are provided for in the Agreement. The Manager originates the mortgage loans in the name of the Manager, and sells the loans, in whole or in part, to the Company. The Manager retains the servicing of the mortgage loans.

The Manager receives mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance, with any additional fees or points paid to the Company. The Manager also receives a fee for loan servicing equal to one-half of one percent per annum of all loans serviced. These fees are earned directly by the Manager and are deducted from the interest or late payments paid to the Company to cover the Manager's costs to manage the portfolio, effectively reducing the yield to the Company. In addition, the Manager receives, as incentive compensation for each fiscal quarter, an amount equal to 50% of the tax - based net income before the dividend deduction of the Company, in excess of an annualized return to the Company equal to 12%.

Fees earned by the Manager for the three months ended March 31, 2003 and 2002, are as follows:

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                  2003         2002
                                                --------     --------
        Loan Origination and Extension Fees     $ 38,389     $353,050
        Loan Servicing Fees                      108,563       88,093
        Late Payment Charges                          --        5,315
                                                --------     --------
        Total Base Fees                         $146,952     $446,458
        Incentive Compensation Bonus             154,662           --
                                                --------     --------
        Total Compensation                      $301,614     $446,458
                                                ========     ========

The loan origination fees are received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from borrowers. Late payment charges are received directly by the Manager from the borrower. The Manager's incentive compensation is calculated in accordance with the Agreement and is paid for or accrued in the line item, Manager and Directors Fees, in the Company's financial statements.

There are several related parties who held Collateralized Notes issued by the Company. As of March 31, 2003 and December 31, 2002, they owned $1,241,667 and $696,125 in Collateralized Notes, which represents approximately 5.9% and 3.5% of the total Collateralized Note balance, respectively.

In addition, SAC currently has an agreement with a realtor related to the development of the land held for residential development discussed in Note 4. SAC will pay the realtor a finder's fee of $300 per lot and a 3.5% sales commission for each home sold. The realtor is an employee of a real estate company, which is owned by an independent director and member of the Company's Audit Committee. As of March 31, 2003 and December 31, 2002, SAC had an outstanding payable to the realtor of $12,300 and $18,300, respectively, related to the finder's fee on Phase II.

NOTE 8.  EARNINGS PER SHARE

The following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      -----------------
                                                                       2003       2002
                                                                      ------     ------
BASIC:
Net earnings applicable to common stock                               $2,045     $1,782
                                                                      ======     ======
Weighted average number of shares - basic                              7,312      6,909
                                                                      ======     ======
    Earnings per share - basic                                        $ 0.28     $ 0.26
                                                                      ======     ======
DILUTED:
Net earnings applicable to diluted earnings per share                 $2,045     $1,782
                                                                      ======     ======
Weighted average number of shares - basic                              7,312      6,909
Weighted average shares of dilutive stock
       options using average period stock price
       under the treasury stock method                                    28         54
                                                                      ------     ------
Weighted average number of shares - diluted                            7,340      6,963
                                                                      ======     ======
    Earnings per share - diluted                                      $ 0.28     $ 0.26
                                                                      ======     ======

NOTE 9.  SUBSEQUENT EVENTS

On April 4, 2003, the Company acquired real estate owned property through a foreclosure on a mortgage loan whose outstanding balance as of March 31, 2003 was $1,627,313, including principal and accrued interest. The properties consist of a hotel and three parcels of land which were transferred from mortgage loans to real estate owned upon foreclosure.

On April 28, 2003, the Board of Directors declared a dividend equal to $0.30 per share of the Company's common stock, which was paid on May 1, 2003 to all common stockholders on record as of March 31, 2003.

On April 28, 2003, the Board of Directors elected to increase the maximum principal amount of Collateralized Notes that can be outstanding at any time from $50 million to $100 million. There is no minimum amount of Collateralized Notes that may be sold.

On May 5, 2003, the Company increased a line of credit with a bank by $500,000, making the total limit with this bank $3,500,000. The line of credit expires on July 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and Notes.

SAFE HARBOR STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Specialty Trust, Inc., and our business, which are not historical facts are "forward-looking statements" that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, please refer to "Risk Factors" commencing on Page 13 of our Prospectus included in the Registration Statement on Form S-11 (File No. 333-86972) relating to our Collateralized Notes Program.

COMPANY OVERVIEW

The Company is a mortgage finance company specializing in acquiring nonconforming residential and commercial real estate mortgage loans for the purpose of holding the loans in its portfolio. We fund our loans chiefly through equity and to a lesser degree with short-term debt. This short-term debt consists of secured bank lines of credit and the Collateralized Note Program.

Our business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the States of Nevada, Arizona, Colorado, California and Utah whose needs are generally not being served by traditional financial institutions. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multi-family residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to 10% of our total assets (approximately $10 million), although the Board of Directors may approve exceptions. Most loans will have terms of one to three years. Our mortgage loans may be secured by unimproved as well as improved real property and non-income producing property as well as income-producing real property. Some mortgage loans may be secured by a borrower's leasehold interest in real property. Our loans generally produce higher yields than those obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

We are structured as a real estate investment trust (REIT), thereby generally eliminating federal taxes at the corporate level on income we distribute to stockholders. Because we are not structured as a traditional lender that accepts deposits, we are subject to substantially less regulatory oversight and incur lower compliance expenses as compared to banks, thrift institutions and many other holders of mortgage loans.

Specialty Financial serves as our manager and is responsible for loan originations, loan servicing, and our day-to-day operations, subject to the supervision of our Board of Directors.

SIGNIFICANT ASPECTS OF FIRST QUARTER 2003 AND YEAR END 2002

At March 31, 2003, we owned approximately $100.9 million of mortgage loans, approximately $2.4 million of land held for residential development and $950,000 in real estate owned and held for resale. Our total assets were approximately $104 million. These assets are financed with approximately $32.6 million of recourse short-term debt, and approximately $70.9 million of equity.

As of March 31, 2003, our equity-to-assets ratio was 68.2%, our debt-to-equity ratio was 46.0% and our annualized return on equity was 12.0% for the quarter ended March 31, 2003.

At December 31, 2002, we owned approximately $96.2 million of mortgage loans, approximately $2.4 million of land held for residential development and $950,000 in real estate owned and held for resale. Our total assets were approximately $99.3 million. The assets were financed with approximately $29.1 million in recourse short-term debt, and approximately $67.5 million of common equity.

As of December 31, 2002, our equity-to-asset ratio was 68.0%, our debt-to-equity ratio was 43.1%, and our average return on equity was 10.8% for the year ended December 31, 2002 .

The increase in assets resulted primarily from cash received from the Collateralized Note program and the use of the lines of credit, which allowed the Company to fund additional mortgage loans. The increase in liabilities was a result of the Company's ability to draw on its lines and credit and increased sales of the Collateralized Note Program. The increase in stockholders' equity at March 31, 2003 was due to retained earnings not yet being declared as dividends until the second quarter of 2003 and a result of stockholders reinvesting dividends in common stock through the dividend reinvestment program for the dividends declared on December 27, 2002 and paid in January of 2003.

CRITICAL ACCOUNTING POLICIES

The Company's management is responsible to insure that its policies and methodologies are in accordance with generally accepted accounting principles. During the first quarter of 2003, the management reviewed and evaluated the Company's critical accounting policies and believe them to be appropriate.

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SAC and SAC II. The preparation of consolidated financial statements in accordance with generally accepted accounting principals requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. In preparing these consolidated financial statements, we have used our best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from those estimates.

The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are described in Note 1 to the Company's consolidated financial statements. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. The Audit Committee has reviewed these disclosures.

Revenue Recognition

Revenue is recognized on performing loans when interest has been earned according to the terms of the loan. However, revenue is no longer recognized when the loan has become delinquent for 90 days, when foreclosure proceedings have been initiated, or when the loan-to-value ratio exceeds 100%, whichever event occurs first. Management believes the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Allowance for Loan Loss

The Company maintains an allowance for loan losses on its mortgage loans. Additions to the allowance are based on an assessment of certain factors including, but not limited to a review of collateral values, borrower payment ability and general economic conditions. Management believes that the Company's policies and methodology are appropriate to reflect the potential loss on the current loan portfolio.

Impairment of Long-Lived Assets

Real estate investments held represent "long-lived" assets for accounting purposes. The Company periodically reviews long-lived assets for impairment in value whenever any event, or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management's opinion, and based on our estimates, real estate owned and land held for development are considered to be held for investment and are not carried at amounts in excess of their estimated fair value. Land held for residential development is carried at the lower of cost or fair market value less estimated costs. Fair market value is derived using estimates and assumptions relating to eventual sales prices and estimates for costs to complete. Management believes the assumptions used in determining fair value are based on the best information available at the time of analysis.

Income Taxes

The Company's financial results generally do not reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and as a result, does not anticipate the payment of substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet any of these requirements, the Company would be subject to federal income tax.

On May 2, 2002, the company formed Specialty Acquisition Corp. (SAC) a wholly owned taxable REIT subsidiary. A taxable REIT subsidiary is generally subject to corporate level income tax on its income and will generally be able to distribute only its net after tax earnings to the Company as dividends.

CHANGES IN FINANCIAL CONDITION

ASSETS

Cash and Cash Equivalents

Cash and cash equivalents decreased by approximately $37,000 (40%) as of March 31, 2003, compared to December 31, 2002. The timing of loan fundings and the timing of debt or equity issues generally determine the amount of cash held by the Company. Our goal is to keep cash invested in loans or other financial instruments and therefore to keep cash balances low whenever possible.

Accrued Interest receivable

Accrued interest receivable increased by approximately $109,000 (10%) primarily as the result of the increase in mortgage loans held for investment.

Land Held for Residential Development

Land held for residential development decreased by approximately $56,000 (2%) as a result of the sale of three completed homes during the three months ended March 31, 2003. Land held for residential development consists of three phases of undeveloped lots (the "Project"), which were obtained by the Company through foreclosure in February 2001 of the collateral securing a mortgage loan. This Project originally included 117 lots, which were in various stages of completion at the time of foreclosure. An appraisal was obtained at the time of foreclosure which provided an allocation of the fair value as follows: (i) phase I's 15 lots at $35,000 each, (ii) phase II's 61 lots at approximately $15,000 each and (iii) phase III's 41 lots at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to Specialty Acquisition Corp. (SAC), its wholly owned taxable REIT subsidiary formed in May 2002.

In June 2002, SAC entered into an agreement with a third-party homebuilder to transfer title to the lots on a phased basis to the homebuilder in exchange for an upfront cash payment, equal to a portion of the original appraised value of the uncompleted lots. Additionally the homebuilder is responsible to pay SAC the difference between the original appraisal value per lot and the cash previously received, upon sale of the homes to third parties. SAC is also entitled to 50% of the profits, if any, realized by the homebuilder upon closing of the sale of each home built, as well as repayment of infrastructure costs borne by the Company prior to the agreement. SAC receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder's construction lender. SAC is not obligated for any future costs of the Project once a completed lot is delivered to the homebuilder. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduces SAC's investment in the land held for residential development. Upon the sale of lots and completed homes by the homebuilder to a third-party, SAC will record proceeds as a reduction to the land held for residential development under the cost recovery method.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, other engineering costs, real estate taxes, and insurance fees; in 2002, all of which were capitalized. Three completed homes were sold during the three months ended March 31, 2003. The following table provides a roll-forward of this account:

          Balance at December 31, 2002                           $2,448,579
          Net proceeds from sale of homes                           (55,536)
                                                                 ----------
          Balance at March 31, 2003                              $2,393,043
                                                                 ==========

Real Estate Owned

The Company neither acquired nor disposed of any property for the quarter ended March 31, 2003.

Mortgage Loans

Mortgage loans held for investment net of allowance for loan losses increased by approximately $4.6 million (5%). This increase was due primarily to the funding of new loans and advances on existing loans of $14.2 million, more than offsetting pay-offs and other repayments of $9.6 million. The allowance for loan losses was increased approximately $62,000 during the period to provide for potential future loan losses. There were no credit losses recorded during the period.

LIABILITIES

Dividends Payable

Dividends payable decreased by approximately $2.2 million (100%) as of March 31, 2003. In order to preserve the Company's REIT status the Board of Directors declared dividends in the fourth quarter of 2002 out of the remaining earnings for the year. The dividend was subsequently paid in January 2003. No dividends were declared during the quarter ended March 31, 2003.

Accounts Payable and Accrued Expenses and Accounts Payable - Related Party

Accounts payable and accrued expenses and accounts payable related party decreased by approximately $134,000 (33%). This decrease was due primarily to the management fee payable to the Manager being higher, as of December 31, 2002 than as of March 31, 2003. In addition, professional fees related to the preparation of Form 10K were accrued as of December 31, 2002; and were paid during the first quarter of 2003.

Lines of Credit

Borrowings on the Company's lines of credit increased by approximately $2.3 million (24%) as the result of the funding of mortgage loans held for investment. Lines of credit are collateralized short-term borrowing facilities from banks used to fund mortgage investments and will fluctuate over time due to loan funding requirements, loan repayments and the level of other debt and equity sources.

Collateralized Notes and Collateralized Notes - Related Party

Collateralized Notes increased by approximately $1.2 million (6%) due to increased issuance of such notes caused by increased demand. Demand increased primarily because the stated interest rates of the notes are slightly higher than the average rate paid by banks. Our Collateralized Notes were authorized for public sale on January 19, 2001.

RESULTS OF OPERATIONS

The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

                                             THREE MONTHS ENDED
                                               MARCH 31, 2003
                                                 OVER/UNDER
                                               MARCH 31, 2002
                                   ----------------------------------------
                                     NET
                                    CHANGE          RATE            VOLUME
                                   ---------      ----------      ---------
         INTEREST INCOME
              Mortgage Loans       $ 707,518     $ (194,748)      $ 902,266
              Cash Accounts          (26,204)           (56)        (26,148)
                                   ---------      ----------      ---------
                          Total    $ 681,314     $ (194,804)      $ 876,118
                                   ---------     -----------      ---------

         EXPENSE
              Line of Credit       $ 114,414      $ (16,201)      $ 130,615
              Notes Payable            1,465             --           1,465
              Collateralized
                Notes                124,066         (6,842)        130,908
                                   ---------      ----------      ---------
                          Total    $ 239,945      $ (23,651)      $ 252,980
                                   ---------      ----------      ---------

              Change in net
              interest income      $ 441,369     $ (171,153)      $ 623,138
                                   =========     ===========      =========

Our operating results include all of the reported income of our mortgage finance operation. A comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002 follows:

Interest Income, Mortgage Assets

Interest income increased approximately $708,000 (33%) for the three months ended March 31, 2003, as compared to the comparable prior year period, due primarily to additional funds invested in mortgage loans as a result of increased cash available from dividend reinvestments during the period and the use of short-term borrowings to fund a corresponding increase in loan demand.

Interest Expense - Lines of Credit

Interest expense on lines of credit increased by approximately $114,000 for the three months ended March 31, 2003, as compared to the same period of 2002, primarily due to the increase in borrowings under lines of credit more than offsetting a 0.5% reduction in the average interest rate compared to the same period in 2002.

Interest Expense - Collateralized Notes

Interest expense on Collateralized Notes increased by approximately $124,000 (80%) for the three months ended March 31, 2003, as compared to the same period of 2002. The increase was primarily due to an increase in Collateralized Notes outstanding compared to the same period of 2002.

Total Expenses

Total expenses for the three months ended March 31, 2003 increased by $237,000 (240%) compared to the same period in 2002 primarily as a result of a $156,000 increase in management fees. Directors fees and costs increased due to an increase in the number of board members, an increase in the board fees, and the new board retainer fee in which board members are to be annually granted 500 shares of common stock each on January 1, and July 1. In addition, other expenses increased approximately $56,000 for the three months ended March 31, 2003 compared to the same period in 2002, as a result of expenses relating to loan foreclosures. In accordance with generally accepted accounting principles the company expenses costs relating to foreclosures as incurred.

INTEREST RATE/MARKET/CREDIT RISK

We seek to manage the interest rate risk, credit risk and market risk to our portfolio. By originating short-term loans (generally less than three years), we can significantly reduce the risk of changing interest rates. Additionally, we continue to monitor the quality of our loans through the consistent application of our underwriting guidelines and loss mitigation practices of our servicing procedures. In this way we seek to control credit risk. The majority of our loans are located in Nevada; however, the Company is also acquiring loans in Arizona, Colorado, California and Utah to help diversify the portfolio and reduce the risk of investing in one market.

The following table sets forth the weighted average yield earned on our assets and the weighted average expense of our liabilities for the periods shown.

                                                   ANNUALIZED
                                               THREE MONTHS ENDED
                                              3/31/03    3/31/02
                                              -------    -------
            INTEREST INCOME
                     Mortgage Loans            11.64%    12.40%
                         Cash Accounts          0.72%     1.64%

            INTEREST EXPENSE
                     Lines of Credit            4.16%     4.76%
                       Notes Payable            0.50%     0.00%
                       Collateralized Notes     5.44%     5.60%

                        Net Interest Spread     6.80%     5.88%
                                               =====     =====

LIQUIDITY AND CAPITAL RESOURCES

We manage our short-term liquidity (defined as our funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow which can be used to originate new loans and to pay dividends to stockholders. This source provided approximately $2.8 million during the 3 months ended March 31, 2003 and $9.7 million during the 12 months ended December 31, 2002 respectively.

Secondly, the payoff and the prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $100 million, we anticipate annual cash flows from principal pay downs of approximately $33.3 million. As we continue to issue Collateralized Notes, our loan portfolio will be able to be increased as will the cash flow from principal pay downs. Typically these funds are used to originate new mortgage loans, but there are no restrictions on the use of the funds.

The following table illustrates the scheduled maturities of mortgage loan investments subsequent to March 31, 2003:

         Maturity                                     Amount
         --------                                     ------
         April 1, 2003 to December 31, 2003     $ 49,954,935
         2004                                     31,445,801
         2005                                     16,035,656
         2006                                      3,434,708
                                                ------------
                                                $100,871,100
                                                ============

Under existing mortgage loans, the Company is obligated to fund additional loan amounts totaling $16,776,582 as of March 31, 2003.

Thirdly, we have the ability to issue Collateralized Notes to provide additional liquidity. Starting May 7, 2002, as a result of the 2002 Registration, the Company was permitted to offer Collateralized Notes with maturities of up to five years. Although not a committed source, we may utilize Collateralized Notes to meet a portion of our short-term funding needs under normal market conditions.

The following table reflects the maturities of Collateralized Notes as of March 31, 2003:

         Maturity                                     Amount
         --------                                     ------
         April 1, 2003 to December 31, 2003     $ 16,641,810
         2004                                      3,962,501
         2005                                         30,162
         2006                                              -
         2007                                        345,912
         thereafter                                   25,313
                                                ------------
                                                $ 21,005,698
                                                ============

Lastly, we had four committed lines of credit with commercial banks aggregating $17.0 million to provide additional liquidity as of March 31, 2003. On May 5, 2003, the Company increased its line of credit with a bank by $500,000 increasing the limit with this bank to $3,500,000. The line of credit expires on July 1, 2003. All four lines of credit are collateralized by mortgage loans. Borrowings under the lines bear interest at the applicable bank's prime or reference rate. We are required to comply with various operating and financial covenants regarding the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, and (ii) maximum debt-to-equity ratio. We are in compliance with these covenants and the Company has been in compliance since inception of the facilities.

The following table sets out the maturity dates, total facility and outstanding balance of each line of credit at March 31, 2003: Outstanding at

            Maturity                      Amount of Line            March 31, 2003
            --------                      --------------            --------------
            July 1, 2003                      $6,500,000                $3,609,000
            July 1, 2003                       3,000,000                 3,000,000
            October 15, 2003                   5,000,000                 5,000,000
            January 23, 2004                   2,500,000                         -
                                             -----------              ------------
              Total                          $17,000,000              $ 11,609,000
                                             ===========              ============

We believe the combination of these sources of capital allows us to manage our anticipated short-term liquidity needs and thereby efficiently use our capital resources.

With respect to our long-term liquidity (funding needs during periods beyond the next 12 months), our only commitments that require funding are those arising from our construction loans. At March 31, 2003, the Company was committed to advancing an additional approximately $16.8 million related to its construction loans. There are no commitments for material capital expenditures or payments due on long-term debt obligations. We believe the same sources we rely on for short-term liquidity needs will be sufficient to fund our long-term needs as well.

RISK MANAGEMENT AND THE ALLOWANCE FOR LOAN LOSSES

The loan portfolio is the Company's primary asset subject to credit risk. To account for this credit risk, the Company sets aside an allowance or reserve for credit losses through periodic charges to earnings. These charges are shown in the Company's Statement of Earnings as provision for loan losses. Credit risk is managed and monitored through the use of prudent lending standards, a thorough review of potential borrowers, and an on-going review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances the management of credit risk and the minimization of loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. Charged-off loans are subject to periodic review, and specific efforts are taken to achieve maximum recovery of principal and interest.

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

Loans are initially risk graded prior to loan origination. They are re-graded quarterly. Numerous factors are considered such as renewal, loans to the same borrower, identified facts demonstrating heightened risk of nonpayment, or if they have become delinquent. The loan review, or grading process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported quarterly to the Company's Board of Directors for action. Watch list loans are those loans considered as having weakness detected in character, capacity to repay or balance sheet concerns, which prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

     - Adverse financial trends and conditions - Decline in the entire industry
     - Managerial problems
     - Customer's failure to provide financial information or other collateral documentation
     - Repeated delinquency, overdrafts or renewals

The Loan Review Committee of the Board of Directors reviews every significant problem loan and assessments are performed quarterly to confirm the risk rating to that loan, proper accounting and the adequacy of loan loss reserve assigned.

After reviewing the loan portfolio, management will allocate or assign a portion of the allowance for loan loss to groups of loans and to individual loans to cover management's estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of SFAS 114 "Accounting by Creditors for Impairment of a Loan" and SFAS 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover estimated probable losses, management records an additional provision for credit loss. If the allowance is greater than required at that point in time, provision expense is adjusted accordingly.

While management uses available information to recognize losses on loans, future adjustments to the allowance for loan loss may be necessary based on changes in economic conditions and the impact of such changes on the Company's borrowers.

Consistent with US GAAP and with the methodologies used in estimating the unidentified losses in the loan portfolio, the allowance for loan loss consists of two components as discussed below.

First, the allowance includes a component resulting from the application of the measurement criteria of SFAS 114 and SFAS 118.

The second or "general" component of the allowance for loan loss is intended to absorb inherent losses that may not be provided for by the first component. The primary reason that the first component might not be sufficient to absorb the losses present in the portfolio, (and the unallocated portion of the allowance for loan loss is used to provide for the losses that have occurred), is due to the inherent limitations to any credit risk grading process. Even for experienced loan reviewers, grading loans and estimating losses involves a significant degree of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. In addition, it is possible that grading and loan review may be performed without the assurance that all relevant facts are available to the reviewer. For example, troubled borrowers may inadvertently or deliberately omit important information from correspondence with the reviewer regarding the borrower's financial condition and the diminished strength of repayment sources.

While there exists probable asset quality problems in the Company's loan portfolio, management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at March 31, 2003.

NON-PERFORMING LOANS, POTENTIAL PROBLEM LOANS, AND OTHER REAL ESTATE

As a Company policy the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of principal and accrued interest. At March 31, 2003 the Company had eight loans which were 30 to 245 days past due totaling approximately $15.5 million in principal and accrued interest.

LAND HELD FOR RESIDENTIAL DEVELOPMENT AND REAL ESTATE OWNED (HELD FOR SALE)

Land held for residential development and real estate owned (held for sale) consists of real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated selling costs. Costs related to the improvements to the property are capitalized. Any other costs are expensed.

INFLATION

Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates and changes in inflation rates. The Company's consolidated financial statements are prepared in accordance with US GAAP, while dividends are based on net income calculated for tax purposes. In each case, the Company's Statements of Operations and Balance Sheets are measured with reference to historical cost or fair market value without considering inflation.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in future SEC filings, or in other written or oral communications, the words or phrases "will likely result," "are expected to," "will continue", "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Act, as amended, and as such may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, risks relating to: increases in prepayment rates on the mortgage loans; changes in short-term interest rates; the Company's ability to use borrowings to finance its assets; risks associated with investing in real estate, including changes in business conditions and the general economy; changes in government regulations affecting the Company's business; and the Company's ability to maintain its qualification as a REIT for Federal income tax purposes. These risks, uncertainties, and factors could cause the Company's actual results to differ materially from those projected in any forward-looking statements it makes.

All forward-looking statements speak only as the date they are made. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We are a party to various financial instruments that are subject to market risk. These instruments include commercial mortgage loans, land loans, nonconforming single-family and small multifamily residential mortgage loans, borrowings under lines of credit and the issuance of Collateralized Notes. Our financial instruments involve elements of interest rate risk. Our loan portfolio is also subject to real estate market risk.

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

For the most part, our loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, or monthly payments of interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 25 basis point increase or decrease in general interest rates (from those prevailing at March 31, 2003) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, California, or Utah could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

We have attempted to mitigate these risk exposures by carefully underwriting and servicing our loans. The underwriting decision to provide a loan to an applicant is based primarily upon the loan-to-value ratio for the underlying collateral. Thereafter, the Manager uses early intervention, aggressive collection and loss mitigation techniques in the servicing process. While we have attempted to mitigate these risk exposures, there can be no assurance that these efforts will be successful.

ITEM 4. CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures

            The undersigned principal executive officer and principal financial officer of Specialty Trust, Inc. conclude that Specialty Trust, Inc.'s disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of this report.

      (b)   Changes in internal controls.

            There have been no significant changes in Specialty Trust, Inc.'s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of these controls by the undersigned principal executive officer and principal financial officer of Specialty Trust, Inc.

                The rest of this page is intentionally left blank

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            At March 31, 2003, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

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

            None

ITEM 5. OTHER INFORMATION.

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits

            Exhibit No.      Document
            -----------      --------
            3.1*             Articles of Incorporation

            3.3*             Bylaws

            3.3.1*           Amendment to Bylaws

            99.1             Statement Of Chief Executive Officer Regarding Form 10-Q For
                             Quarter Ending March 31, 2003

            99.2             Statement Of Chief Financial Officer Regarding
                             Form 10-Q For Quarter Ending March 31, 2003

            -------------------
            * Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

            (b) Reports on Form 8-K

            None filed during the quarter ended March 31, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SPECIALTY TRUST, INC.

Dated:   May 14, 2003             By:   /s/ Nello Gonfiantini III
                                        ---------------------------------------
                                        Nello Gonfiantini III
                                        Chairman, President, and Secretary

                                        (Signed in the capacity of (i) duly
                                        authorized officer of the registrant

Dated:   May 14, 2003             By:   /s/ Stephanie Schmitt
                                        ---------------------------------------
                                        Stephanie S. Schmitt
                                        Chief Financial Officer

                                        (Signed in the capacity of (i) duly
                                        authorized officer of the registrant and
                                        (ii) principal financial officer of the
                                        registrant)

                                  CERTIFICATION

I, Nello Gonfiantini, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Specialty Trust, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Nello Gonfiantini III                        Dated this 14th of May, 2003
-----------------------------------------
Name:    Nello Gonfiantini III
Title :  Chairman of the Board, President
         and Secretary
         (Principal executive officer)

                                  CERTIFICATION

I, Stephanie Schmitt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Specialty Trust, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Stephanie Schmitt                             Dated this 14th of May, 2003
--------------------------------------
Name:    Stephanie Schmitt
Title :  Chief Financial Officer
         (Principal financial officer)