Form 10-Q
period 2003-06-30
SPECIALTY TRUST INC
filed 2003-08-14
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Yes  [  ] No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	7,560,179 as of August 14, 2003

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(UNAUDITED)
ASSETS
ASSETS
Cash and Cash Equivalents	$520,188	$92,684
Accrued Interest Receivable	1,118,670	1,123,865
Accounts Receivable	1,163,713	11,996
Land Held for Residential Development	2,311,747	2,448,579
Real Estate Owned (Held for Sale)	1,162,622	950,000
Mortgage Loans Held for Investment, Net of Allowance for Loan Losses of $2,132,030 and $1,815,576 and Unearned Discount of $100,274 and $120,489 at June 30, 2003 and December 31, 2002, Respectively	105,673,658	94,309,329
Other Assets	389,555	387,143

Total Assets	$112,340,153	$99,323,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Dividends Payable	$—	$2,154,901
Accounts Payable, Accrued Expenses and Other Liabilities	185,584	159,726
Accounts Payable – Related Party	41,605	241,824
Accrued Interest Payable	43,502	37,523
Deferred Revenue	102,900	102,900
Lines of Credit	15,769,000	9,336,000
Collateralized Notes	23,586,123	19,074,906
Collateralized Notes - Related Party	1,202,769	696,125

Total Liabilities	40,931,483	31,803,905

STOCKHOLDERS’ EQUITY
Common Stock; $0.01 Par Value; 50,000,000 Shares Authorized, 7,433,104 and 7,183,004 Shares Issued and Outstanding as of June 30, 2003 and December 31, 2002, Respectively	74,331	71,830
Additional Paid-in Capital	69,920,897	67,447,861
Retained Earnings	1,413,442	—

Total Stockholders’ Equity	71,408,670	67,519,691

Total Liabilities and Stockholders’ Equity	$112,340,153	$99,323,596

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(UNAUDITED)		(UNAUDITED)
Revenue
Interest and Dividend Income:
Mortgage Loans	$2,909,935	$2,477,350	$5,746,329	$4,606,226
Cash Accounts	14	7,976	58	34,224

	2,909,949	2,485,326	5,746,387	4,640,450

` Interest Expense:
Lines of Credit	144,019	1,577	259,403	2,547
Notes Payable	1,431	1,325	2,896	1,325
Collateralized Notes	304,734	180,787	583,241	335,228

Total Interest Expense	450,184	183,689	845,540	339,100

Net Interest and Dividend Income	2,459,765	2,301,637	4,900,847	4,301,350
Provision for Loan Losses, net	421,233	128,517	482,911	258,056

Net Interest and Dividend Income After Provision for Loan Losses	2,038,532	2,173,120	4,417,936	4,043,294
Loss on Sale of Real Estate Owned	(208,316)	—	(208,316)	—
Other Income	51,241	122,190	52,245	132,935

Net Revenues	1,881,457	2,295,310	4,261,865	4,176,229

Expenses
General and Administrative	168,377	157,335	255,726	249,104
Manager and Directors’ Fees	72,152	110,442	264,284	117,247
Other Expenses	227,486	91,723	283,443	91,723

Total Expenses	468,015	359,500	803,453	458,074

NET EARNINGS	$1,413,442	$1,935,810	$3,458,412	$3,718,155

Basic Earnings per Share	$0.19	$0.28	$0.47	$0.54

Diluted Earning per Share	$0.19	$0.28	$0.47	$0.53

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

			Additional
			Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, January 1, 2002	6,822,703	$68,227	$64,957,811	$—	$65,026,038
Net Earnings and Comprehensive Income	—	—	—	7,144,707	7,144,707
Stock Options Exercised	32,684	327	104,267	—	104,594
Non-Employee Stock Options Expense	—	—	81,013	—	81,013
Dividends Reinvested in Common Stock	327,617	3,276	3,600,514	—	3,603,790
Dividends Declared on Common Stock	—	—	(1,295,744)	(7,144,707)	(8,440,451)

Balance, December 31, 2002	7,183,004	$71,830	$67,447,861	$—	$67,519,691

Net Earnings and Comprehensive Income (UNAUDITED)	—	—	—	3,458,412	3,458,412
Stock Options Exercised (UNAUDITED)	15,605	156	46,329	—	46,485
Dividends Reinvested in Common Stock (UNAUDITED)	231,495	2,315	2,544,130	—	2,546,445
Dividends Declared on Common Stock (UNAUDITED)	—	—	(150,393)	(2,044,970)	(2,195,363)
Stock Granted (UNAUDITED)	3,000	30	32,970	—	33,000

Balance June 30, 2003 (UNAUDITED)	7,433,104	$74,331	$69,920,897	$1,413,442	$71,408,670

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended

	June 30, 2003	June 30, 2002

	(UNAUDITED)
Cash Flows from Operating Activities
Net Earnings	$3,458,412	$3,718,155
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization and Depreciation	101,707	29,557
Provision for Loan Losses	482,911	258,056
Loss (gain) on Sale of Real Estate Owned	208,316	(11,278)
Interest Reinvested in Collateralized Notes	482,981	303,004
Amortization of Loan Fees on Mortgage Loans	(45,214)	—
Non-Cash Stock Compensation	—	43,892
Changes in Assets and Liabilities:
Accounts Receivable	(35,772)	—
Accrued Interest Receivable	(210,659)	89,168
Other Assets	(57,532)	—
Deferred Loan Points	25,000	—
Accounts Payable (Including Related Party) and Accrued Interest Payable	(168,382)	5,774

Net Cash Provided by Operating Activities	4,241,768	4,436,328

Cash Flows from Investing Activities:
Investment in Real Estate Owned	(19,433)	(1,989)
Land Held for Residential Development	(30,840)	(159,652)
Proceeds from Sale of Real Estate Owned	111,838	438,673
Proceeds from Sale of Land Held for Residential Development	167,672	257,585
Purchase of Mortgage Loans Held for Investment	(27,388,918)	(22,703,814)
Principal Repayments of Mortgage Loans Held for Investment	14,148,458	18,672,183

Net Cash Used in Investing Activities	(13,011,223)	(3,497,014)

Cash Flows from Financing Activities:
Proceeds from Common Stock Options Exercised	46,485	70,269
Deposits Paid out Relating to Common Stock Transactions	—	(1,003,200)
Cash Dividends Paid	(1,803,819)	(2,781,740)
Net Proceeds on Lines of Credit	6,433,000	—
Proceeds on Collateralized Notes	7,903,133	7,548,335
Principal Payments on Collateralized Notes	(3,368,253)	(2,648,700)
Debt Issue Costs	(13,587)	(100,679)

Net Cash Provided by Financing Activities	9,196,959	1,084,285

NET INCREASE IN CASH AND CASH EQUIVALENTS	427,504	2,023,599
Cash and Cash Equivalents at Beginning of Period	92,684	1,062,189

Cash and Cash Equivalents at End of Period	$520,188	$3,085,788

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six months Ended
	June 30, 2003	June 30, 2002

	(UNAUDITED)
Supplemental Cash Flow Information:
Cash Paid for Interest	$356,580	$29,872

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Proceeds to be Received from Sale of Real Estate Owned	$1,115,945	$—

Collateralized Notes Reinvested at Maturity	$9,035,869	$—

Collateralized Notes Interest Reinvested	$482,981	$303,004

Dividends Reinvested for Common Stock	$2,546,445	$1,337,687

Common Stock Grants	$33,000	$—

Foreclosure of Property	$1,579,915	$966,963

Mortgage Loan Received for Sale of Foreclosed Property	$—	$1,035,900

Loan Points Financed with Manager	$—	$31,982

Land Transferred to Joint Venture	$—	$592,081

The accompanying notes are an integral part of these unaudited statements

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Specialty Trust, Inc., formerly Specialty Mortgage Trust, and Subsidiaries (Company) is a Maryland corporation, which acquires and holds interests in mortgage loans secured by real property located in Nevada, Arizona, Colorado, California, and Utah. The Company’s strategy is to acquire land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. The Company has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (Manager), a private mortgage finance company operating in Nevada, wholly owned by Nello Gonfiantini III, the Company’s President and Chairman of the Board of Directors. The Company was incorporated on October 21, 1997 and began operations on January 31, 1998, following the closing of the Company’s initial private placement of its preferred stock.

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of the Company all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. The results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The unaudited consolidated financial statements for the six months ended June 30, 2003 include the accounts of the Company and its wholly owned subsidiaries, Specialty Acquisition Corporation (SAC), a taxable REIT subsidiary and Specialty Acquisition Corp. II (SAC II), a qualified REIT asset. SAC was formed on May 2, 2002 to enable the Company to perform development activities to land it had foreclosed upon (Note 4), and to maintain the Company’s qualified REIT status. SAC II was formed on January 17, 2003 to enable the Company to hold property (Note 5). All inter-company accounts and transactions have been eliminated upon consolidation.

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

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (Continued)
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Allowance for Loan Losses

The Company follows the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 114, “Accounting by Creditors for Impairment of a Loan”, and SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure”. Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. SFAS 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company generally obtains a third party appraisal on the underlying collateral for impaired loans to determine the amount of impairment, if any. SFAS 118 clarifies interest income recognition and the disclosure requirements of SFAS 114.

The Company does not recognize interest income on loans once they are determined to be impaired until the interest is collected in cash. Cash receipts are allocated to interest income, except when such payments are specifically designated as principal reduction or when the Company does not believe the Company’s investment in the loan is fully recoverable.

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

Evaluation of the adequacy of the allowance for loan losses is based primarily on the Company’s periodic assessment and grading of the loan portfolio. Additional factors considered by the Company include the consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral and other regulatory or legal issues that could affect loan losses. While the Company uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on the Company’s borrowers.

Land Held for Residential Development

Land held for residential development consists of real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell.

Real Estate Owned

Real estate owned consists of real estate acquired through foreclosure. It is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (Continued)
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Stock Options

The Company accounts for stock based compensation under SFAS 123, “Accounting for Stock-Based Compensation”, which requires the measurement of stock compensation expense using the fair value method of accounting.

Revenue Recognition

Revenue is recognized on performing loans when interest has been earned according to the terms of the loan. However, revenue ceases to be recognized when the loan becomes 90 days delinquent, when foreclosure proceedings have been initiated, or when the loan-to-value ratio exceeds 100%, whichever event occurs first.

Mortgage loan origination fees in excess of 2.5% of the loan principal balance charged to a borrower for and upon the origination, extension or refinancing of a mortgage loan are paid to the Company, effectively discounting the purchase price of the loan and are amortized by the effective interest method over the contractual life of the loan. These amounts are classified as unearned discounts. Mortgage loan origination fees up to 2.5% of the loan principal balance are earned by the Manager prior to the purchase of the mortgage loans by the Company.

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

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes. Management believes that we have and intend to continue to operate in a manner that will continue to allow the Company to be taxed as a REIT and as a result, does not anticipate the payment of substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If we were to fail to meet any of these requirements, we would be subject to federal income tax.

On May 2, 2002, we formed Specialty Acquisition Corp. (SAC) a wholly owned taxable REIT subsidiary effective January 1, 2003. A taxable REIT subsidiary is generally subject to corporate level income tax on its income and will generally be able to distribute only its net after tax earnings to the Company as dividends.

As of January 17, 2003, we formed a Qualified REIT Subsidiary (SAC II). A Qualified REIT subsidiary is a corporation in which a REIT owns 100% of the stock and which is not a taxable REIT subsidiary. As a Qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, it is subject to the IRS REIT asset, income and distribution requirements. In addition, all of its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities and income, deductions and credit of the REIT. Also, its activities are treated as activities of the REIT for purposes of the REIT qualification tests and prohibitive transaction limits.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (Continued)
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. Under SFAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 143 did not have a significant impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections”. SFAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, to clarify meanings, and to describe applicability under changed conditions. The provisions of SFAS 145 were implemented for the Company’s fiscal year beginning January 1, 2003. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. SFAS 145 did not have a significant impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon the Company’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 was implemented for the Company’s fiscal year beginning January 1, 2003. SFAS 146 did not have a significant impact on the Company’s financial position, or results of operations.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, (Interpretation 45), requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: i) a parent’s guarantee of a subsidiary’s debt to a third party, and ii) a subsidiary’s guarantee of the debts owed to a third party by either its parent or another subsidiary of that parent. The interpretation was effective for the Company on January 1, 2003, however, this interpretation had no impact on the Company as the Company does not guarantee any indebtedness.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS 148 for interim financial statements containing consolidated financial statements are effective for interim periods beginning in 2003. The Company has previously adopted the fair value method of accounting for stock-based compensation of SFAS 123, and accordingly, SFAS 148 is not expected to have a material impact on the Company’s reported results of operations or financial position in 2003.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (Continued)
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. the consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management does not expect this Interpretation to have a material impact to the consolidated financial statements.

NOTE 2. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage Loan Products

The Company has four mortgage loan products consisting of land, construction, commercial building and other. Substantially all mortgage loan products have similar stated interest rates ranging from 10.5% to 13.25%. Due to the similar nature of the effective interest rates among the four loan products, the Company does not compile or report revenues by product type.

Pursuant to existing loan agreements, the Company is committed to fund additional loan advances totaling approximately $4.7 million as of June 30, 2003.

Allowance for Loan Losses

The Company sets aside an allowance for loan losses through periodic charges to earnings. While there exists probable asset quality problems in the loan portfolio, the Company believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at June 30, 2003 and December 31, 2002.

The following table presents a roll-forward of the allowance for loan loss:

Balance at January 1, 2002	$1,020,321
Provision for Loan Losses	795,255
Charge Offs	—

Balance at December 31, 2002	1,815,576
Provision for Loan Losses	482,911
Charge Offs	(166,457)
Balance at June 30, 2003	$2,132,030

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (Continued)
(UNAUDITED)

NOTE 3. DELINQUENT LOANS

At June 30, 2003, the Company had seven loans that were 30 to 425 days past due, totaling approximately $14.2 million in principal and accrued interest. Accrued interest was not recorded on four of the seven delinquent loans with principal balances of approximately $8.9 million because the Company determined that the underlying collateral values did not support accrual of interest. The Company did accrue interest on three of the seven delinquent loans with principal balances of approximately $5.1 million until the loans were 90 days past due; however, in accordance with the Company’s revenue recognition policy, the Company ceased to accrue additional interest income when the loans became 90 days past due. Accrued interest recorded during the 90-day period remains accrued if the Company determines that the underlying collateral supports recovery of the full principal and accrued interest. The accrued interest recorded on the three delinquent loans at June 30, 2003 was approximately $162,000. The Company has evaluated the collectability of these delinquent loans including accrued interest regardless of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan and has determined that the amounts are collectible.

At December 31, 2002, the Company had eight loans that were 30 to 245 days past due, totaling approximately $13.3 million in principal and accrued interest. The Company accrued interest on these loans until the loans were 90 days past due; however, in accordance with the Company’s revenue recognition policy, the Company ceased to accrue additional interest income when these loans became 90 days past due. Accrued interest recorded during the 90-day period remains accrued if the Company determines that the underlying collateral supports recovery of the full principal and accrued interest. The accrued interest recorded on the eight delinquent loans at December 31, 2002 was approximately $359,000. The Company has evaluated the collectability of these delinquent loans in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan and has determined that the amounts are collectible.

NOTE 4. LAND HELD FOR RESIDENTIAL DEVELOPMENT

In February 2001, the Company foreclosed on a mortgage loan in default and subsequently obtained ownership to the residential land development project (Project) securing the loan. The Company’s recorded investment in the loan at the time of foreclosure was approximately $2.7 million. The Company obtained a third-party appraisal of the Project at the time of the foreclosure, which valued the Project at approximately $2.5 million, net of estimated costs to sell. A loss of $225,000 was recorded upon recording the initial carrying value of the Project upon foreclosure. The three phases comprising the Project, which totaled 117 lots, were in various stages of completion. The appraisal provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $35,000 each, (ii) phase II’s 61 lots at $15,000 each, and (iii) phase III’s 41 lots at $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs that the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to SAC, its wholly owned taxable REIT subsidiary.

In June 2002, SAC entered into a non-refundable agreement with a third-party homebuilder to transfer title to the lots on a phased basis to the homebuilder in exchange for an upfront cash payment equal to a portion of the original appraised value of the uncompleted lots. Additionally, the homebuilder is responsible to pay SAC the difference between the original appraisal value per lot and the cash previously received, upon sale of the homes to third parties. SAC is also entitled to 50% of the profits, if any, realized by the homebuilder upon closing of the sale of each home, as well as repayment of infrastructure costs borne by the Company prior to the agreement.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (Continued)
(UNAUDITED)

NOTE 4. LAND HELD FOR RESIDENTIAL DEVELOPMENT (Continued)

SAC receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. SAC is not obligated for any future project costs relating to a lot once the lot is delivered to the homebuilder. This arrangement is accounted for as a real estate investment by which cash received upon delivery of the completed lots reduces SAC’s investment in the land held for residential development. Upon the sale of completed homes by the homebuilder to an independent third-party, SAC will reduce land held for residential development based on all cash proceeds received under the cost recovery method. After the investment has been fully recovered, SAC will recognize revenue equal to its share of the profits realized and received from home sales and may record a provision for income taxes if SAC is anticipated to generate taxable income for the year.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, other engineering costs, real estate taxes, and insurance fees; in 2002, all of which were capitalized. Eight completed homes were sold during the six months ended June 30, 2003. The following table provides a roll-forward of this account:

Balance at December 31, 2002	$2,448,579
Additions to Land Held for Residential Development	30,840
Net Proceeds from Sale of Homes	(167,672)

Balance at June 30, 2003	$2,311,747

NOTE 5 – REAL ESTATE OWNED (HELD FOR SALE)

As of June 30, 2003 and December 31, 2002, real estate owned totaled approximately $1,164,000 and $950,000, respectively. The property owned consists of an office building and commercial land in 2003, and an office building in 2002, which were transferred from mortgage loans to real estate owned upon foreclosure.

NOTE 6. QUALIFIED REIT ASSET

As of January 17, 2003, the Company created a second subsidiary, SAC II (a Qualified REIT Subsidiary), incorporated in Delaware. A Qualified REIT Subsidiary is any corporation in which a REIT owns 100% of the stock. As a Qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, it is subject to the IRS REIT asset, income and distribution requirements. In addition, all of its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities and items of income, deductions and credits of the REIT. Also, its activities are treated as activities of the REIT for purposes of the REIT qualification tests and prohibitive transaction limits.

As of June 30, 2003, SAC II had $212,622 in assets consisting of a 4.9 acre parcel of undeveloped land in Northern Nevada, which is zoned for commercial development and is included in REO in the accompanying balance sheet.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (Continued)
(UNAUDITED)

NOTE 7. COLLATERALIZED NOTES

On May 7, 2002, the Company’s registration statement (2002 Registration) was declared effective by the Securities and Exchange Commission (SEC) increasing the amount of Collateralized Notes available for sale up to $269,312,000 (including amounts remaining unsold under the prior registration) from the original $250,000,000, which had been declared effective by the SEC on January 18, 2001. This 2002 Registration permits the issuance of Collateralized Notes with maturities of up to five years. The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes. The outstanding Collateralized Notes have maturities ranging from one month to five years from the date of issue and bear a fixed rate of interest ranging from 3.0 % to 7.5% at June 30, 2003 and from 2.5% to 7.5% at December 31, 2002. The effective yield of Collateralized Notes outstanding at June 30, 2003 and December 31, 2002 was 5.33% and 4.76%, respectively. At June 30, 2003 and December 31, 2002, the Collateralized Notes were secured by $38,186,513 and $30,490,965, respectively, of mortgage loans pledged as collateral.

On July 28, 2003, the Company filed post effective amendment No.1 to the 2002 Registration statement effective May 7, 2002. The amendment covers the public sale of up to $232,586,000 (the amount remaining unsold under the prior registration) of Collateralized Notes. The registration statement was declared effective by the Securities and Exchange Commission on August 7, 2003. This amendment increases the maximum in principal amount of Collateralized Notes that may be outstanding at any time to $100,000,000. There is no minimum amount of notes that may be sold. The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes.

NOTE 8. RELATED PARTY

On October 23, 1997, the Company entered into a Management Agreement (Agreement) with the Manager. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as are provided for in the Agreement. The Manager originates the mortgage loans in the name of the Manager, and sells the loans, in whole or in part, to the Company. The Manager retains the servicing of the mortgage loans.

The Manager receives mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance, with any additional fees or points paid to the Company. The Manager also receives a fee for loan servicing equal to one-half of one percent per annum of all loans serviced. These fees are earned directly by the Manager and are deducted from the interest payments paid to the Company to cover the Manager’s costs to manage the portfolio, effectively reducing the yield to the Company. In addition, the Manager receives, as incentive compensation for each fiscal quarter, an amount equal to 50% of the tax-based net income before the dividend deduction of the Company, in excess of an annualized return to the Company equal to 12%.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (Continued)
(UNAUDITED)

NOTE 8. RELATED PARTY (Continued)

Fees earned by the Manager for the six months ended June 30, 2003 and 2002, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Loan Origination and Extension Fees	$414,675	$357,778	$1,024,950	$710,828
Loan Servicing Fees	110,732	131,202	219,295	176,653
Late Payment Charges	4,200	2,510	9,555	7,825

Total Base Fees	529,607	491,490	1,253,800	895,306
Incentive Compensation Bonus	35,613	93,977	190,275	93,977

Total Compensation	$565,220	$585,467	$1,444,075	$989,283

The loan origination fees are received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from borrowers. Late payment charges are received directly by the Manager from the borrower. The Manager’s incentive compensation is calculated in accordance with the Agreement and is paid for or accrued in the line item, Manager and Directors Fees, in the Company’s financial statements.

There are several related parties who held Collateralized Notes issued by the Company. As of June 30, 2003 and December 31, 2002, they owned $1,202,769 and $696,125, respectively, in Collateralized Notes, which represents approximately 4.9% and 3.5% of the total Collateralized Note balance, respectively.

SAC and SAC II have agreements with a realtor for the sale of property acquired through foreclosure. Further, SAC currently has an agreement with a realtor related to the development of the land held for residential development discussed in Note 4. SAC will pay the realtor a finder’s fee of $300 per lot and a 3.5% sales commission for each home sold. The realtor is an employee of a real estate company, in which an independent director and member of the Company’s Audit Committee has an ownership interest. As of June 30, 2003 and December 31, 2002, SAC had an outstanding payable to the realtor of $2,300 and $18,300, respectively, related to the finder’s fee on phase II. Total fees paid to the real estate company for the six months ended June 30, 2003 and 2002 were approximately $166,000 and $0, respectively.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
June 30, 2003 (Continued)
(UNAUDITED)

NOTE 9. EARNINGS PER SHARE

The following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic:
Net earnings applicable to common stock	$1,413,442	$1,935,810	$3,458,412	$3,718,155

Weighted average number of shares – basic	7,432,714	6,964,183	7,342,328	6,936,449

Earnings per share – basic	$0.19	$0.28	$0.47	$0.54

Diluted:
Net earnings applicable to diluted earnings per share	$1,413,442	$1,935,810	$3,458,412	$3,718,155

Weighted average number of shares – basic	7,432,714	6,964,183	7,342,328	6,936,449
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	27,776	46,484	27,776	52,375

Weighted average number of shares – diluted	7,460,490	7,010,667	7,370,104	6,988,824

Earnings per share – diluted	$0.19	$0.28	$0.47	$0.53

Stock options not included because they were anti dilutive	—	—	—	—

NOTE 10. SUBSEQUENT EVENTS

On July 17, 2003, Nello Gonfiantini III, President and Chairman of the Board, declared a cash dividend equal to $0.30 per share of the Company’s common stock, which was paid on July 28, 2003 to all Common Stock Holders of record as of June 30, 2003.

On August 4, 2003, the Company acquired real estate owned property through a foreclosure on a mortgage loan whose outstanding balance as of June 30, 2003 was $2,644,077, including principal and accrued interest. The property consists of commercial raw land which was transferred from mortgage loans to real estate owned upon foreclosure.

On August 11, 2003, the Company acquired real estate owned property through a foreclosure on a mortgage loan whose outstanding balance as of June 30, 2003 was $2,6461,000, including principal and accrued interest. The property consists of commercial raw land which was transferred from mortgage loans to real estate owned upon foreclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes.

Safe Harbor Statement

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Specialty Trust, Inc., our subsidiaries and our business that are not historical facts are “forward-looking statements” that involve risks and uncertainties. For a discussion of such risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, please refer to “Risk Factors” commencing on Page 13 of our Prospectus included in the Registration Statement on Form S-11 (File No. 333-86972) relating to our Collateralized Notes Program.

Company Overview

The Company is a mortgage finance company specializing in acquiring nonconforming residential and commercial real estate mortgage loans for the purpose of holding the loans in its portfolio. We fund our loans primarily through equity and to a lesser degree with short-term debt. This short-term debt consists of secured bank lines of credit and the Collateralized Note Program.

Our business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the States of Nevada, Arizona, Colorado, California and Utah whose needs are generally not being served by traditional financial institutions. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multi-family residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to approximately 10% of our total assets (not to exceed $10 million), although the Board of Directors may approve exceptions. Most loans will have terms of one to three years. Our mortgage loans may be secured by unimproved as well as improved real property and non-income producing property as well as income-producing real property. Some mortgage loans may be secured by a borrower’s leasehold interest in real property. Our loans generally produce higher yields than those obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

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

Significant Aspects of second Quarter 2003 and Year End 2002

At June 30, 2003, we owned approximately $107.9 million of mortgage loans (gross), approximately $2.3 million of land held for residential development and approximately $1.2 million in real estate owned and held for resale. Our total assets were approximately $112.3 million. These assets are financed with approximately $39.7 million of recourse short-term debt, approximately $900,000 of long-term debt and approximately $71.4 million of equity.

As of June 30, 2003, our equity-to-assets ratio was 63.6%, our debt-to-equity ratio was 56.8% and our annualized return on equity was 9.9% for the six months ended June 30, 2003.

At December 31, 2002, we owned approximately $96.2 million of mortgage loans (gross), approximately $2.4 million of land held for residential development and $950,000 in real estate owned and held for resale. Our total assets were approximately $99.3 million. The assets were financed with approximately $28.1 million in recourse short-term debt, approximately $1.0 million of long-term debt and approximately $67.5 million of common equity.

As of December 31, 2002, our equity-to-asset ratio was 68.0%, our debt-to-equity ratio was 43.1%, and our average return on equity was 10.8% for the year ended December 31, 2002.

The increase in assets at June 30, 2003 resulted primarily from cash received from the Collateralized Note program and the use of the lines of credit, which allowed the Company to fund additional mortgage loans. The increase in liabilities was a result of the Company’s ability to draw on its lines of credit and increased sales of the Collateralized Note Program. The increase in stockholders’ equity at June 30, 2003 was due to retained earnings not yet being declared as dividends until the third quarter of 2003 and a result of stockholders reinvesting dividends in common stock through the dividend reinvestment program for the dividends declared on April 28, 2003 and paid on May 1, 2003.

Critical Accounting Policies

The Company’s management is responsible to insure that its policies and methodologies are in accordance with US GAAP. During the second quarter of 2003, the management reviewed and evaluated the Company’s critical accounting policies and believe them to be appropriate.

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SAC and SAC II. The preparation of consolidated financial statements in accordance with US GAAP requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. These estimates are based, in part, on our judgment and assumptions regarding various economic conditions that we believe are reasonable based on facts and circumstances existing at the time of reporting. In preparing these consolidated financial statements, we have used our best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from those estimates.

The following summarizes the components of our consolidated financial statements where understanding accounting policies is critical to understanding and evaluating our reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to our financial statements and the related accounting policies. Detailed accounting policies are described in Note 1 to the Company’s consolidated financial statements. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. The Audit Committee has reviewed these disclosures.

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

Impairment of Long-Lived Assets

Real estate investments held represent “long-lived” assets for accounting purposes. The Company periodically reviews long-lived assets for impairment in value whenever any event or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management’s opinion, and based on our estimates, real estate owned is considered to be held for sale and is not carried at amounts in excess of estimated fair value less selling costs. Land held for residential development is carried at the lower of cost or fair market value less estimated costs to sell. Fair market value is derived using estimates and assumptions relating to eventual sales prices and estimates for costs to complete. Management believes the assumptions used in determining fair value are based on the best information available at the time of analysis.

Income Taxes

The Company’s financial results generally do not reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and as a result, does not anticipate the payment of substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company was to fail to meet any of these requirements, the Company would be subject to federal income tax.

On May 2, 2002, the Company formed Specialty Acquisition Corp. (SAC) a wholly owned taxable REIT subsidiary effective January 1, 2003. A taxable REIT subsidiary is generally subject to corporate level income tax on its income and will generally be able to distribute only its net after tax earnings to the Company as dividends.

As of January 17, 2003, the Company formed a Qualified REIT Subsidiary, SAC II. A Qualified REIT subsidiary is a corporation in which a REIT owns 100% of the stock and which is not a taxable REIT subsidiary. As a Qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, it is subject to the IRS REIT asset, income and distribution requirements. In addition, all of its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities and items of income, deductions and credit of the REIT. Also, its activities are treated as activities of the REIT for purposes of the REIT qualification tests and prohibitive transaction limits.

As of June 30, 2003, SAC had a net operating loss (NOL) of approximately $226,000 on an income tax basis. This loss has been recorded on the books as a NOL carryforward, available to offset any future tax gains. However, due to the uncertainty as to SAC’s ability to generate income in the future, a valuation allowance has been recorded against the tax benefits associated with this NOL carryforward.

Changes in Financial Condition

Assets

Cash and Cash Equivalents

Cash and cash equivalents increased by approximately $428,000 (461%) as of June 30, 2003, compared to December 31, 2002. The increase in cash and cash equivalents is primarily due to the sale of a portion of one of our loans on June 30, 2003, to a private investor for $1 million. The timing of loan fundings and the timing of debt or equity issues generally determine the amount of cash held by the Company. Our goal is to keep cash invested in loans or other financial instruments and therefore to keep cash balances low whenever possible.

Accrued Interest Receivable

Accrued interest receivable decreased by approximately $5,000 (0.5%). This decrease is a result in part of an increase in delinquent loans which exceed 90 days. Per the Company’s revenue recognition policy, the Company does not recognize revenue when a loan becomes delinquent, when foreclosure proceedings have been initiated, or when the loan-to-value ratio exceeds 100%. In addition, the Company wrote off approximately $166,000 of previously accrued interest receivable for loans which the loan-to-value ratio exceeded 100%. The Company’s overall loan portfolio increased during the six months ended June 30, 2003. This increase to accrued interest income offset the decrease discussed above.

Accounts Receivable

Accounts receivable increased by approximately $1.2 million as a result of the sale of the hotel and two parcels of land that the Company had acquired through foreclosure in April 2003. As of June 30, 2003, the Company had a receivable of $1,115,945 from the title Company as a result of the sale of the hotel on June 30, 2003. These funds have been collected in full, subsequent to year end.

Land Held for Residential Development

Land held for residential development decreased by approximately $131,000 (5%) as a result of the sale of eight completed homes during the six months ended June 30, 2003. This decrease is partially offset by the capitalization of additional costs. Land held for residential development consists of three phases of undeveloped lots (Project), which were obtained by the Company through foreclosure in February 2001 of the collateral securing a mortgage loan. This Project originally included 117 lots, which were in various stages of completion at the time of foreclosure. An appraisal was obtained at the time of foreclosure which provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $35,000 each, (ii) phase II’s 61 lots at $15,000 each and (iii) phase III’s 41 lots at $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to Specialty Acquisition Corp. (SAC), its wholly owned taxable REIT subsidiary formed in May 2002.

In June 2002, SAC entered into an agreement with a third-party homebuilder to transfer title to the lots on a phased basis to the homebuilder in exchange for an upfront cash payment equal to a portion of the original appraised value of the uncompleted lots. Additionally the homebuilder is responsible to pay SAC the difference between the original appraisal value per lot and the cash previously received, upon sale of the homes to third parties. SAC is also entitled to 50% of the profits, if any, realized by the homebuilder upon closing of the sale of each home built, as well as repayment of infrastructure costs borne by the Company prior to the agreement. SAC receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. SAC is not obligated for any future costs of the Project once a completed lot is delivered to the homebuilder. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduces SAC’s investment in the land held for residential development. Upon the sale of lots and completed homes by the homebuilder to a third-party, SAC will record proceeds as a reduction to the land held for residential development under the cost recovery method.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, other engineering costs, real estate taxes, and insurance fees, in 2002, all of which were capitalized. Eight completed homes were sold during the six months ended June 30, 2003. The following table a roll-forward of this account:

Balance at December 31, 2002	$2,448,579
Additions to Land Held for Development	30,840
Net Proceeds from Sale of Homes	(167,672)

Balance at June 30, 2003	$2,311,747

Real Estate Owned

Real estate owned increased by approximately $213,000 (22%) as the result of the acquisition of property, net of related sales, through foreclosure during the quarter ended June 30, 2003. On April 4, 2003, the Company acquired real estate owned property through a foreclosure on a mortgage loan whose outstanding balance at the time of foreclosure was $1,627,313, including principal and accrued interest. The properties consisted of a hotel and three parcels of land, which were transferred from mortgage loans to real estate owned upon foreclosure. During the quarter ended June 30, 2003, the Company sold the hotel and two of the three parcels of land resulting in a loss of $181,402 and $26,914, respectively.

Mortgage Loans

Mortgage loans held for investment net of allowance for loan losses and unearned discounts increased by approximately $11.4 million (12%). This increase was due primarily to the funding of new loans and advances on existing loans of approximately $27.4 million, more than offsetting pay-offs and other repayments of approximately $14.1 million and foreclosures of approximately $1.6 million. The allowance for loan losses was increased by approximately $316,000 during the period, net of approximately $166,000 in loan charge offs, to provide for potential future loan losses.

Liabilities

Dividends Payable

Dividends payable decreased by approximately $2.2 million (100%) as of June 30, 2003. In order to preserve the Company’s REIT status the Board of Directors declared dividends in the fourth quarter of 2002 out of the remaining earnings for the year. Therefore, this dividend carries over the fiscal year and was subsequently paid in January 2003.

Accounts Payable, Accrued Expenses and Other Liabilities and Accounts Payable – Related Party

Accounts payable, accrued expenses and other liabilities and accounts payable - related party decreased by approximately $174,000 (43%). This decrease was due primarily to the management fee payable to the Manager being higher, as of December 31, 2002 than as of June 30, 2003.

Lines of Credit

Borrowings on the Company’s lines of credit increased by approximately $6.4 million (69%) as the result of the funding of mortgage loans held for investment. Lines of credit are collateralized short-term borrowing facilities from banks used to fund mortgage investments and will fluctuate over time due to loan funding requirements, loan repayments and the level of other debt and equity sources.

Collateralized Notes and Collateralized Notes – Related Party

Collateralized Notes increased by approximately $5.0 million (25%) due to increased issuance of such notes caused by increased demand. Demand increased primarily because the stated interest rates of the notes are slightly higher than the average rates paid by banks. Our Collateralized Notes were authorized for public sale on January 19, 2001.

Results of Operations

The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Three months Ended			Six months Ended
	June 30, 2003			June 30, 2003
	Over/Under			Over/Under
	June 30, 2002			June 30, 2002

	Net			Net
	Change	Rate	Volume	Change	Rate	Volume

Interest Income
Mortgage Loans	$432,585	($400,804)	$833,389	$1,140,103	($599,040)	$1,739,143
Cash Accounts	(7,962)	(7)	(7,955)	(34,166)	(64)	(34,102)

Total	424,623	(400,811)	825,434	1,105,937	(599,104)	1,705,041

Expense
Line of Credit	142,442	(18,677)	161,119	256,856	161,224	95,632
Trade Payable	106	(292)	398	1,571	(160)	1,731
Collateralized Notes	123,947	8,600	115,347	248,013	2,990	245,023

Total	266,495	(10,369)	276,864	506,440	164,054	342,386

Change in net interest income	$158,128	($390,442)	$548,570	$599,497	($763,158)	$1,362,655

A comparison of the three and six months ended June 30, 2003 to the three and six months ended June 30, 2002 follows:

Interest Income, Mortgage Assets

Interest income increased approximately $433,000 (17%) and $1.1 million (25%) for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002, due primarily to additional funds invested in mortgage loans as a result of increased cash available from dividend reinvestments during the period and the use of short-term borrowings to fund a corresponding increase in loan demand.

Interest Expense – Lines of Credit

Interest expense on lines of credit increased by approximately $142,000 and $257,000 for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002, primarily due to the increase in borrowings under lines of credit more than offsetting a reduction in the average interest rate compared to the same period in 2002.

Interest Expense – Collateralized Notes

Interest expense on Collateralized Notes increased by approximately $124,000 (69%) and $248,000 (74%) for the three and six months ended June 30, 2003, respectively, as compared to the same periods of 2002. The increase was primarily due to an increase in Collateralized Notes outstanding of approximately $10.1 million compared to the same period of 2002.

Provision for Loan Losses

The provision for loan losses increased approximately $293,000 (228%) and $225,000 (87%) for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. This increase was primarily due to the fact that the Company had an increase in delinquent loans and loans in the process of foreclosure. The Company has a specific reserve of approximately $695,000 on four loans. Further, the provision for loan loss increased because of an increase in total mortgage loans outstanding.

Loss on Sale of Real Estate Owned

Loss on sale of real estate owned increased approximately $208,000 (100%) for the three and six months ended June 30, 2003, as compared to the same periods in 2002, as a result of the losses incurred on the sale of real estate owned for property acquired during the second quarter of 2003. The Company sold a hotel and two of the three parcels of land for a loss.

Manager and Directors Fees

Manager and directors fees decreased approximately $38,000 (34%) and increased approximately $147,000 (125%) for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. This change resulted from a decrease in management fees of approximately $58,000 for the three months ended June 30, 2003 and an increase of approximately $96,000 for the six months ended June 30, 2003. Further directors fees and costs increased due to an increase in the number of board members, an increase in the board fees, and a new board retainer fee in which board members are to be annually granted 500 shares of common stock each on January 1 and July 1.

Other Expenses

Other expenses increased approximately $136,000 (148%) and $192,000 (209%) for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002, as a result of expenses relating to loan foreclosures. In accordance with US GAAP, the Company expenses costs relating to foreclosures as incurred.

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

	Annualized		Annualized
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest Income
Mortgage Loans	11.32%	12.88%	11.48%	12.68%
Cash Accounts	1.36%	2.00%	0.82%	1.72%
Interest Expense
Lines of Credit	4.28%	4.80%	4.24%	4.75%
Trade Payable	0.49%	0.36%	0.50%	0.50%
Collateralized Notes	5.36%	5.20%	5.40%	5.38%
Net Interest Spread	6.52%	7.24%	6.66%	6.82%

Liquidity and Capital Resources

We manage our short-term liquidity (defined as our funding needs to cover commitments and anticipated uses occurring over the next twelve months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow which can be used to originate new loans and to pay dividends to stockholders. This source provided approximately $2.9 million and $5.7 million during the three and six months ended June 30, 2003, respectively.

Secondly, the payoff and the prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $107.9 million, we anticipate annual cash flows from principal pay downs of approximately $38 million. Typically, these principal paydowns are used to originate new mortgage loans, but there are no restrictions on the use of the funds.

The following table illustrates the scheduled maturities of mortgage loan investments:

Maturity	Amount

Prior to July 1, 2003	$8,645,077
July 1, 2003 to December 31, 2003	29,820,971
2004	44,202,002
2005	21,803,763
2006	3,434,149

$107,905,962

The Company is obligated to fund additional loan amounts totaling approximately $4.7 million as of June 30, 2003. The maturities shown above that are prior to June 30, 2003 represent the principal portion of past due loans.

Thirdly, we have the ability to issue Collateralized Notes to provide additional liquidity. Starting May 7, 2002, as a result of the 2002 Registration, the Company was permitted to offer Collateralized Notes with maturities of up to five years. Although not a committed source, we may utilize Collateralized Notes to meet a portion of our short-term funding needs under normal market conditions.

The following table reflects the maturities of Collateralized Notes as of June 30, 2003:

Maturity	Amount

July 1, 2003 to December 31, 2003	$11,432,230
2004	12,728,310
2005	85,655
2006	—
2007	290,431
2008	252,266

$24,788,892

Lastly, we had four committed lines of credit with commercial banks aggregating $17.5 million to provide additional liquidity as of June 30, 2003. All four lines of credit are collateralized by mortgage loans. Borrowings under the lines bear interest at the applicable bank’s prime or reference rate. We are required to comply with various operating and financial covenants regarding the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, and (ii) maximum debt-to-equity ratio. We are in compliance with these covenants and the Company has been in compliance since inception of the facilities.

The following table sets out the maturity dates, total facility and outstanding balance of each line of credit at June 30, 2003:

		Outstanding at
Maturity	Amount of Line	June 30, 2003

October 15, 2003	$5,000,000	$5,000,000
January 23, 2004	2,500,000	2,500,000
April 15, 2004	3,500,000	3,000,000
June 15, 2004	6,500,000	5,269,000

Total	$17,500,000	$15,769,000

We believe the combination of these sources of capital allows us to manage our anticipated short-term liquidity needs and thereby efficiently use our capital resources.

With respect to our long-term liquidity (funding needs during periods beyond the next 12 months), our only commitments that require funding are those arising from our construction loans. At June 30, 2003, the Company was committed to advancing an additional approximately $4.7 million related to its construction loans. There are no commitments for material capital expenditures or payments due on long-term debt obligations except Collateralized Notes with maturities in excess of one year. We believe the same sources we rely on for short-term liquidity needs will be sufficient to fund our long-term needs as well.

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

Loans are initially risk graded prior to loan origination. They are re-graded quarterly. Numerous factors are considered such as renewal, loans to the same borrower, identified facts demonstrating heightened risk of nonpayment, or if they have become delinquent. The loan review, or grading process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported quarterly to the Company’s Board of Directors for action. Watch list loans are those loans considered as having weakness detected in character, capacity to repay or balance sheet concerns, which prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

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

After reviewing the loan portfolio, management will allocate or assign a portion of the allowance for loan loss to groups of loans and to individual loans to cover management’s estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of SFAS 114 “Accounting by Creditors for Impairment of a Loan” and SFAS 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”. Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover estimated probable losses, management records an additional provision for credit loss. If the allowance is greater than required at that point in time, provision expense is adjusted accordingly.

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

The second or “general” component of the allowance for loan loss is intended to absorb inherent losses that may not be provided for by the first component. The primary reason that the first component might not be sufficient to absorb the losses present in the portfolio (and the unallocated portion of the allowance for loan loss is used to provide for the losses that have occurred) is due to the inherent limitations to any credit risk grading process. Even for experienced loan reviewers, grading loans and estimating losses involves a significant degree of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. In addition, it is possible that grading and loan review may be performed without the assurance that all relevant facts are available to the reviewer. For example, troubled borrowers may inadvertently or deliberately omit important information from correspondence with the reviewer regarding the borrower’s financial condition and the diminished strength of repayment sources.

While there exists probable asset quality problems in the Company’s loan portfolio, management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at June 30, 2003.

Non-Performing Loans, Potential Problem Loans, and Other Real Estate

As a Company policy the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of principal and accrued interest. At June 30, 2003 the Company had seven loans which were 30 to 425 days past due totaling approximately $14.2 million in principal and accrued interest.

Land Held for Residential Development and Real Estate Owned (Held for Sale)

Land held for residential development and real estate owned (held for sale) consists of real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated selling costs. Costs related to the improvements to the property are capitalized. Any other costs are expensed.

Inflation

Virtually all of the Company’s assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company’s performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates and changes in inflation rates. The Company’s consolidated financial statements are prepared in accordance with US GAAP, while dividends are based on net income calculated for tax purposes. In each case, the Company’s Consolidated Statements of Earnings and Consolidated Balance Sheets are measured with reference to historical cost or fair market value without considering inflation.

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q, in future SEC filings, or in other written or oral communications, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and as such may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, risks relating to: increases in prepayment rates on the mortgage loans; changes in short-term interest rates; the Company’s ability to use borrowings to finance its assets; risks associated with investing in real estate, including changes in business conditions and the general economy; changes in government regulations affecting the Company’s business; and the Company’s ability to maintain its qualification as a REIT for Federal income tax purposes. These risks, uncertainties, and factors could cause the Company’s actual results to differ materially from those projected in any forward-looking statements it makes.

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

For the most part, our loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, or monthly payments of interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 25 basis point increase or decrease in general interest rates (from those prevailing at June 30, 2003) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, California, or Utah could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The undersigned principal executive officer and principal financial officer of Specialty Trust, Inc. conclude that Specialty Trust, Inc.’s disclosure controls and procedures are effective as of June 30, 2003 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in Specialty Trust, Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 15d-15 that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Specialty Trust, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At June 30, 2003, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

	Exhibit No.	Document

	3.1*	Articles of Incorporation

	3.3*	Bylaws

	3.3.1*	Amendment to Bylaws

	31.1	Certification of Chief Executive Officer Regarding Form 10-Q for Quarter Ending June 30, 2003

	31.2	Certification of Chief Financial Officer Regarding Form 10-Q for Quarter Ending June 30, 2003

	32.1	Statement of Chief Executive Officer Regarding Form 10-Q for Quarter Ending June 30, 2003

	32.2	Statement of Chief Financial Officer Regarding Form 10-Q for Quarter Ending June 30, 2003

* Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

(a)	Reports on Form 8-K

None filed during the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY TRUST, INC.

Dated: August 14, 2003	By:	/s/ Nello Gonfiantini III

Nello Gonfiantini III
Chairman, President, and Secretary

(Signed in the capacity of duly
authorized officer of the registrant

Dated: August 14, 2003	By:	/s/ Stephanie Schmitt

Stephanie S. Schmitt
Chief Financial Officer

(Signed in the capacity of (i) duly
authorized officer of the registrant and
(ii) principal financial officer of the
registrant)