Form 10-Q
period 2003-09-30
SPECIALTY TRUST INC
filed 2003-11-13
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

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

Yes [X]	No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [ ]	No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	7,682,409 as of November 12, 2003

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPECIALTY TRUST, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SPECIALTY TRUST, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
SPECIALTY TRUST, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
SPECIALTY TRUST, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

INDEX

		Page

	PART I. FINANCIAL INFORMATION
Item 1	Financial Statements – Specialty Trust, Inc. (Unaudited)	3
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Earnings for the Three and Nine months Ended September 30, 2003 and 2002	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine months Ended September 30, 2003 and the Year Ended December 31, 2002	5
	Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4	Controls and Procedures	32
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	32
Item 2	Changes in Securities and Use of Proceeds	32
Item 3	Defaults Upon Senior Securities	32
Item 4	Submission of Matters to a Vote of Security Holders	32
Item 5	Other Information	32
Item 6	Exhibits and Reports on Form 8-K	33

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002

	(UNAUDITED)
ASSETS
ASSETS
Cash and Cash Equivalents	$43,680	$92,684
Accrued Interest Receivable	1,141,782	1,123,865
Accounts Receivable	36,477	11,996
Land Held for Residential Development	2,422,749	2,448,579
Real Estate Owned (Held for Sale)	7,643,769	950,000
Mortgage Loans Held for Investment, Net of Allowance for Loan Losses of $1,522,507 and $1,815,576 and Unearned Discount of $128,037 and $120,489 at September 30, 2003 and December 31, 2002, Respectively	97,284,342	94,309,329
Other Assets	545,004	387,143

Total Assets	$109,117,803	$99,323,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Dividends Payable	$—	$2,154,901
Accounts Payable, Accrued Expenses and Other Liabilities	262,778	159,726
Accounts Payable – Related Party	127,652	241,824
Accrued Interest Payable	68,514	37,523
Deferred Revenue	120,400	102,900
Lines of Credit	5,965,000	9,336,000
Collateralized Notes	29,196,837	19,074,906
Collateralized Notes - Related Party	393,883	696,125

Total Liabilities	36,135,064	31,803,905

STOCKHOLDERS’ EQUITY
Common Stock; $0.01 Par Value; 50,000,000 Shares Authorized, 7,560,276 and 7,183,004 Shares Issued and Outstanding as of September 30, 2003 and December 31, 2002, Respectively	75,603	71,830
Additional Paid-in Capital	70,460,787	67,447,861
Retained Earnings	2,446,349	—

Total Stockholders’ Equity	72,982,739	67,519,691

Total Liabilities and Stockholders’ Equity	$109,117,803	$99,323,596

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2003	2002	2003	2002

	(UNAUDITED)		(UNAUDITED)
Revenue
Interest and Dividend Income:
Mortgage Loans	$2,905,338	$2,397,291	$8,651,667	$7,003,517
Cash Accounts	2	15,545	61	49,769

	2,905,340	2,412,836	8,651,728	7,053,286

Interest Expense:
Lines of Credit	77,877	266	337,280	2,813
Notes Payable	475	1,796	3,371	3,121
Collateralized Notes	373,128	208,417	956,369	543,645

Total Interest Expense	451,480	210,479	1,297,020	549,579

Net Interest and Dividend Income	2,453,860	2,202,357	7,354,708	6,503,707
Provision for Loan Losses, net	(359,523)	131,266	123,388	389,322

Net Interest and Dividend Income After Provision for Loan Losses	2,813,383	2,071,091	7,231,320	6,114,385
Gain (Loss) on Sale of Real Estate Owned	89,712	—	(118,604)	—
Other Income (Loss)	(36,853)	3,559	15,391	85,167

Net Revenues	2,866,242	2,074,650	7,128,107	6,199,552

Expenses
General and Administrative	137,440	100,300	393,166	349,404
Manager and Directors’ Fees	108,395	13,244	372,679	130,491
Other Expenses	174,058	24,768	457,500	65,164

Total Expenses	419,893	138,312	1,223,345	545,059

NET EARNINGS	$2,446,349	$1,936,338	$5,904,762	$5,654,493

Basic Earnings per Share	$0.32	$0.27	$0.80	$0.81

Diluted Earning per Share	$0.32	$0.27	$0.79	$0.81

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(UNAUDITED)

			Additional
			Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, January 1, 2002	6,822,703	$68,227	$64,957,811	$—	$65,026,038
Net Earnings and Comprehensive Income	—	—	—	7,144,707	7,144,707
Stock Options Exercised	32,684	327	104,267	—	104,594
Non-Employee Stock Options Expense	—	—	81,013	—	81,013
Dividends Reinvested in Common Stock	327,617	3,276	3,600,514	—	3,603,790
Dividends Declared on Common Stock	—	—	(1,295,744)	(7,144,707)	(8,440,451)

Balance, December 31, 2002	7,183,004	$71,830	$67,447,861	$—	$67,519,691
Net Earnings and Comprehensive Income	—	—	—	5,904,762	5,904,762
Stock Options Exercised	19,402	194	46,814	—	47,008
Dividends Reinvested in Common Stock	351,870	3,519	3,867,053		3,870,572
Stock Granted to Board Members	6,000	60	65,940	—	66,000
Dividends Declared on Common Stock	—	—	(966,881)	(3,458,413)	(4,425,294)

Balance September 30, 2003	7,560,276	$75,603	$70,460,787	$2,446,349	$72,982,739

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(UNAUDITED)
Cash Flows from Operating Activities
Net Earnings	$5,904,762	$5,654,493
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization and Depreciation	40,030	71,562
Provision for Loan Losses	123,388	389,322
Loss (gain) on Sale of Real Estate Owned	118,604	(56,292)
Amortization of Loan Fees on Mortgage Loans	(67,450)	(45,166)
Non-Cash Stock Compensation	49,500	70,422
Changes in Assets and Liabilities:
Accounts Receivable	(24,481)	—
Accrued Interest Receivable	(184,374)	(64,035)
Other Assets	8,694	(85,553)
Deferred Loan Points	75,000	—
Deferred Revenue	17,500	—
Accounts Payable (Including Related Party) and Accrued Interest Payable	19,871	29,644

Net Cash Provided by Operating Activities	6,081,144	5,964,397

Cash Flows from Investing Activities:
Investment in Real Estate Owned	(105,120)	—
Investment in Land Held for Residential Development	(166,090)	(199,919)
Proceeds from Sale of Real Estate Owned	3,142,739	446,710
Proceeds from Sale of Land Held for Residential Development	191,920	565,943
Purchase of Mortgage Loans Held for Investment	(60,475,229)	(37,741,681)
Principal Repayments of Mortgage Loans Held for Investment	47,560,743	34,458,740

Net Cash Used in Investing Activities	(9,851,037)	(2,470,207)

Cash Flows from Financing Activities:
Proceeds from Common Stock Options Exercised	47,008	106,095
Cash Dividends Paid	(2,709,623)	(3,776,326)
Net Payments on Lines of Credit	(3,371,000)	—
Proceeds on Collateralized Notes	13,755,235	10,984,292
Interest Reinvested in Collateralized Notes	785,003	483,888
Principal Payments on Collateralized Notes	(4,720,549)	(4,920,090)
Debt Issue Costs	(65,185)	(102,123)

Net Cash Provided by Financing Activities	3,720,889	2,775,736

Net (Decrease) Increase In Cash and Cash Equivalents	(49,004)	6,269,926
Cash and Cash Equivalents at Beginning of Period	92,684	58,989

Cash and Cash Equivalents at End of Period	$43,680	$6,328,915

The accompanying notes are an integral part of these unaudited statements

SPECIALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30,

	2003	2002

	(UNAUDITED)
Supplemental Cash Flow Information:
Cash Paid for Interest	$1,266,029	$541,157

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends Reinvested for Common Stock	$3,870,572	$2,433,065

Common Stock Grants	$16,500	$—

Foreclosure of Property	$10,224,992	$1,903,215

Mortgage Loan Received for Sale of Foreclosed Property	$—	$1,035,900

Charge off of Allowance for Loan Losses to Real Estate Owned	$416,457	$—

Note Received for Sale of Foreclosed Property	$125,000	$—

The accompanying notes are an integral part of these unaudited statements

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2003
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

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of the Company all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The unaudited consolidated financial statements for the nine months ended September 30, 2003 include the accounts of the Company and its wholly owned subsidiaries, Specialty Acquisition Corporation (SAC), a taxable REIT subsidiary and Specialty Acquisition Corp. II (SAC II), a qualified REIT asset. SAC was formed on May 2, 2002 to enable the Company to perform development activities to land it had foreclosed upon (Note 4), and to maintain the Company’s qualified REIT status. SAC II was formed on January 17, 2003 to enable the Company to hold property (Note 5). All inter-company accounts and transactions have been eliminated upon consolidation.

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
September 30, 2003 (Continued)
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

Evaluation of the adequacy of the allowance for loan losses is based primarily on the Company’s periodic assessment and grading of the loan portfolio. Additional factors considered by the Company include the consideration of past loan loss experience, trends in past due and non-performing loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral and other regulatory or legal issues that could affect loan losses. While the Company uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions and the impact of such changes on the Company’s borrowers.

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
September 30, 2003 (Continued)
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

Mortgage loan origination fees in excess of 2.5% of the loan principal balance charged to a borrower for and upon the origination, extension or refinancing of a mortgage loan are paid to the Company, effectively discounting the purchase price of the loan and are amortized by the effective interest method over the contractual life of the loan. These amounts are classified as unearned discounts. Mortgage loan origination fees up to 2.5% of the principal balance are earned by the Manager prior to the purchase of the mortgage loans by the Company.

Earnings per Share

Basic Earnings Per Share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted-average common shares and potentially dilutive securities outstanding during the period. For the diluted EPS calculation, the weighted average common shares and potentially dilutive securities outstanding include the average number of shares of common stock outstanding, adjusted for the dilutive effect of unexercised stock options using the treasury method.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes. Management believes that we have and intend to continue to operate in a manner that will allow the Company to be taxed as a REIT and as a result, does not anticipate the payment of substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If we were to fail to meet any of these requirements, we would be subject to federal income tax.

On May 2, 2002, we formed Specialty Acquisition Corp. (SAC) a wholly owned taxable REIT subsidiary effective January 1, 2003. A taxable REIT subsidiary is generally subject to corporate level income tax on its income and will generally be able to distribute only its net after tax earnings to the Company as dividends. Management believes that the deferred tax assets related to net operating losses will most likely not be recovered.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (Continued)
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Recent Accounting Pronouncements

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

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, (Interpretation 45), requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: i) a parent’s guarantee of a subsidiary’s debt to a third party, and ii) a subsidiary’s guarantee of the debts owed to a third party by either its parent or another subsidiary of that parent. The interpretation was effective for the Company on January 1, 2003; however, this interpretation had no impact on the Company as the Company does not guarantee any indebtedness.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS 148 for interim financial statements containing consolidated financial statements are effective for interim periods beginning in 2003. The Company has previously adopted the fair value method of accounting for stock-based compensation of SFAS 123, and accordingly, SFAS 148 did not have a material impact on the Company’s reported results of operations or financial position in 2003.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (Continued)
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. This Interpretation addresses consolidation by business enterprises of variable interest entities, which have at least one of the following characteristics: 1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties, or 2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity’s activities through voting or similar rights, b) the obligation to absorb the expected losses of the entity if they occur, or c) the right to receive the expected residual returns of the entity if they occur. This Interpretation’s effective date was postponed from June 30, 2003 to December 31, 2003 and requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. However, the FASB will be proposing modifications to the Interpretation by the end of December 2003. The Company will be assessing the impact, if any, the proposed modifications will have on the financial condition or operating results of the Company, specifically Land Held for Residential Development.

FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for issuer classifications and measurements of certain financial instruments with characteristics of both debt and equity. This Statement was effective on July 1, 2003. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not have any financial instruments with characteristics of both liabilities and equity; therefore this Statement did not have a material effect on the financial condition or operating results of the Company.

NOTE 2. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage Loan Products

The Company has four mortgage loan products consisting of land, construction, commercial building and other. Substantially all mortgage loan products have similar stated interest rates ranging from 10.50% to 13.25%. Due to the similar nature of the effective interest rates among the four loan products, the Company does not compile or report revenues by product type.

Pursuant to existing loan agreements, the Company is committed to fund additional loan advances totaling approximately $27.8 million as of September 30, 2003.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (Continued)
(UNAUDITED)

NOTE 2. MORTGAGE LOANS HELD FOR INVESTMENT (Continued)

Allowance for Loan Losses

The Company sets aside an allowance for loan losses through periodic charges to earnings. While there exists probable asset quality problems in the loan portfolio, the Company believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at September 30, 2003 and December 31, 2002.

The following table presents a roll-forward of the allowance for loan loss:

Balance at January 1, 2002	$1,020,321
Provision for Loan Losses	795,255
Charge Offs	—

Balance at December 31, 2002	1,815,576
Provision for Loan Losses	123,388
Charge Offs	(416,457)

Balance at September 30, 2003	$1,522,507

NOTE 3. DELINQUENT LOANS

At September 30, 2003, the Company had four loans that were 30 to 304 days past due, totaling approximately $6.9 million in principal and accrued interest. Accrued interest was not recorded on two of the four delinquent loans with principal balances of approximately $2.8 million because the Company determined that the underlying collateral values did not support the accrual of interest. The Company accrued interest on two of the four delinquent loans with principal balances of approximately $4.0 million until the loans were 90 days past due; however, in accordance with the Company’s revenue recognition policy, the Company ceased to accrue additional interest income when the loans became over 90 days past due. Accrued interest recorded during the 90-day period remains accrued if the Company determines that the underlying collateral supports recovery of the full principal and accrued interest. The accrued interest recorded on the four delinquent loans at September 30, 2003 was approximately $153,000. The Company has evaluated the collectibility of these delinquent loans including accrued interest regardless of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrowers’ ability to repay, prevailing economic conditions and the underlying collateral securing the loan and has determined that the amounts are collectible.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (Continued)
(UNAUDITED)

NOTE 3. DELINQUENT LOANS (Continued)

At December 31, 2002, the Company had eight loans that were 30 to 245 days past due, totaling approximately $13.3 million in principal and accrued interest. The Company accrued interest on these loans until the loans were 90 days past due; however, in accordance with the Company’s revenue recognition policy, the Company ceased to accrue additional interest income when these loans became 90 days past due. Accrued interest recorded during the 90-day period remains accrued if the Company determines that the underlying collateral supports recovery of the full principal and accrued interest. The accrued interest recorded on the eight delinquent loans at December 31, 2002 was approximately $359,000. The Company has evaluated the collectibility of these delinquent loans in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrowers’ ability to repay, prevailing economic conditions and the underlying collateral securing the loan and has determined that the amounts are collectible.

NOTE 4. LAND HELD FOR RESIDENTIAL DEVELOPMENT

In February 2001, the Company foreclosed on a mortgage loan in default and subsequently obtained ownership to the residential land development project (Project) securing the loan. The Company’s recorded investment in the loan at the time of foreclosure was approximately $2.7 million. The Company obtained a third-party appraisal of the Project at the time of the foreclosure, which valued the Project at approximately $2.5 million, net of estimated costs to sell. A loss of $225,000 was recorded upon recording the initial carrying value of the Project upon foreclosure. The three phases comprising the Project, which totaled 117 lots, were in various stages of completion. The appraisal provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $35,000 each, (ii) phase II’s 61 lots at $15,000 each, and (iii) phase III’s 41 lots at $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs that the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to Specialty Acquisition Corporation (SAC), its wholly owned taxable REIT subsidiary.

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

SAC receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. SAC is not obligated for any future project costs relating to a lot once the lot is delivered to the homebuilder. This arrangement is accounted for as a real estate investment by which cash received upon delivery of the completed lots reduces SACs investment in the land held for residential development. Upon the sale of completed homes by the homebuilder to an independent third-party, SAC will reduce land held for residential development based on all cash proceeds received under the cost recovery method. After the investment has been fully recovered, SAC will recognize revenue equal to its share of the profits realized and received from home sales and may record a provision for income taxes if SAC is anticipated to generate taxable income for the year.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (Continued)
(UNAUDITED)

NOTE 4. LAND HELD FOR RESIDENTIAL DEVELOPMENT (Continued)

On June 20, 2003, the homebuilder did not exercise his option to purchase Phase III of the project. The Company is in the process of evaluating various options.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, other engineering costs, real estate taxes, and insurance fees in 2002, all of which were capitalized. Nine completed homes were sold during the nine months ended September 30, 2003. The following table provides a roll-forward of this account:

Balance at December 31, 2002	$2,448,579
Capitalized costs in 2003	166,090
Net Proceeds from Sale of Homes	(191,920)

Balance at September 30, 2003	$2,422,749

NOTE 5. REAL ESTATE OWNED (HELD FOR SALE)

As of September 30, 2003 and December 31, 2002, real estate owned totaled approximately $7,644,000 and $950,000, respectively. The property owned consists of an office building, commercial land and a single family home in 2003, and an office building in 2002, which were transferred from mortgage loans to real estate owned upon foreclosure.

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

As of September 30, 2003, SAC II had approximately $213,000 in assets consisting of land. These assets are included in Real Estate Owned on the Balance Sheets.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (Continued)
(UNAUDITED)

NOTE 7. COLLATERALIZED NOTES

On May 7, 2002, the Company’s registration statement (2002 Registration) was declared effective by the Securities and Exchange Commission (SEC) increasing the amount of Collateralized Notes available for sale up to $269,312,000 (including amounts remaining unsold under the prior registration) from the original $250,000,000, which had been declared effective by the SEC on January 18, 2001. This 2002 Registration permits the issuance of Collateralized Notes with maturities of up to five years. The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes. The outstanding Collateralized Notes have maturities ranging from one month to five years from the date of issue and bear a fixed rate of interest ranging from 2.50 % to 7.50% at September 30, 2003 and at December 31, 2002. The effective yield of Collateralized Notes outstanding at September 30, 2003 and December 31, 2002 was 5.52% and 4.76%, respectively. At September 30, 2003 and December 31, 2002, the Collateralized Notes had a balance of $29,590,720 and $19,771,031, respectively, and were secured by $51,941,985 and $30,490,965, respectively, of mortgage loans pledged as collateral.

On July 28, 2003, the Company filed post effective amendment No.1 to the 2002 Registration statement effective May 7, 2002. The amendment covers the public sale of up to $232,586,000 (the amount remaining unsold under the prior registration) of Collateralized Notes. The amendment was declared effective by the Securities and Exchange Commission on August 7, 2003. This amendment increases the maximum in principal amount of Collateralized Notes that may be outstanding at any time to $100,000,000. There is no minimum amount of notes that may be sold. The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes.

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

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (Continued)
(UNAUDITED)

NOTE 8. RELATED PARTY (Continued)

Fees earned by the Manager for the three and nine months ended September 30, 2003 and 2002, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Loan Origination and Extension Fees	$839,120	$216,691	$1,864,070	$927,519
Loan Servicing Fees	106,121	93,125	325,416	269,778
Late Payment Charges	1,610	1,470	11,165	9,295

Total Base Fees	946,851	311,287	2,200,651	1,206,592
Incentive Compensation Bonus	83,417	—	273,692	93,977

Total Compensation	$1,030,268	$311,287	$2,474,343	$1,300,569

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

There are several related parties who held Collateralized Notes issued by the Company. As of September 30, 2003 and December 31, 2002, they owned $393,883 and $696,125, respectively, in Collateralized Notes, which represents approximately 1.3% and 3.5% of the total Collateralized Note balance, respectively.

SAC and SAC II have agreements with a realtor for the sale of property acquired through foreclosure. Further, SAC currently has an agreement with a realtor related to the development of the land held for residential development discussed in Note 4. SAC paid the realtor a finder’s fee of $300 per lot and will pay a 3.5% sales commission for each home sold. The realtor is an employee of a real estate company in which an independent director and member of the Company’s Audit Committee has an ownership interest. As of September 30, 2003 and December 31, 2002, SAC had an outstanding payable to the realtor of $0 and $18,300, respectively, related to the finder’s fee on phase II. Total fees paid to the real estate company for the nine months ended September 30, 2003 and 2002 were approximately $166,190 and $4,500, respectively.

SPECIALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2003 (Continued)
(UNAUDITED)

NOTE 9. EARNINGS PER SHARE

The following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic:
Net earnings applicable to common stock	$2,446,349	$1,936,338	$5,904,762	$5,654,493

Weighted average number of shares – basic	7,556,380	7,075,801	7,404,365	6,983,196

Earnings per share – basic	$0.32	$0.27	$0.80	$0.81

Diluted:
Net earnings applicable to diluted earnings per share	$2,446,349	$1,936,338	$5,904,762	$5,654,493

Weighted average number of shares – basic	7,556,380	7,075,801	7,404,365	6,983,196
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	25,125	39,154	25,125	39,154

Weighted average number of shares – diluted	7,581,505	7,114,955	7,429,490	7,022,350

Earnings per share – diluted	$0.32	$0.27	$0.79	$0.81

NOTE 10. SUBSEQUENT EVENTS

The Chairman of the Board declared a cash dividend equal to $0.30 per share of the Company’s common stock which was approved by the Board of Directors, both on October 27, 2003. The cash dividend was paid on October 29, 2003 to all Common Stockholders of record as of September 30, 2003.

On October 16, 2003, the Company increased its lines of credit from $17,500,000 to $19,500,000.

On October 28, 2003, the Company entered into a sales contract to sell an office building which had been recorded in real estate owned for $1.3 million. The sale is expected to close by December 15, 2003 and the Company expects a gain of approximately $340,000.

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

Company Overview

The Company is a mortgage finance company specializing in acquiring nonconforming residential and commercial real estate mortgage loans for the purpose of holding the loans in its portfolio. We fund our loans primarily with equity and to a lesser degree with short-term debt. This short-term debt consists of secured bank lines of credit and the Collateralized Note Program.

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

Significant Aspects of Third Quarter 2003 and Year End 2002

At September 30, 2003, we owned approximately $98.9 million of mortgage loans (gross), approximately $2.4 million of land held for residential development and approximately $7.6 million in real estate owned and held for resale. Our total assets were approximately $109.1 million. These assets are financed with approximately $35.6 million of recourse short-term debt and approximately $73.0 million of equity.

As of September 30, 2003, our equity-to-assets ratio was 67.0%, our debt-to-equity ratio was 48.7% and our annualized return on equity was 11.1% for the nine months ended September 30, 2003.

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

The increase in assets at September 30, 2003 resulted primarily from cash received from the Collateralized Note program and the use of the lines of credit, which allowed the Company to fund additional mortgage loans. The increase in liabilities was a result of the Company’s ability to draw on its lines of credit and increased sales of the Collateralized Note Program. The increase in stockholders’ equity at September 30, 2003 was due to retained earnings not yet being declared as dividends until the fourth quarter of 2003 and a result of stockholders reinvesting dividends in common stock through the dividend reinvestment program for the dividends declared on April 28, 2003 and July 17, 2003 and paid on May 1, 2003 and July 28, 2003, respectively.

Critical Accounting Policies

The Company’s management is responsible to insure that its policies and methodologies are in accordance with US GAAP. During the second quarter of 2003, management reviewed and evaluated the Company’s critical accounting policies and believes them to be appropriate.

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

Impairment of Long-Lived Assets

Real estate investments held represent “long-lived” assets for accounting purposes. The Company periodically reviews long-lived assets for impairment in value whenever any event or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management’s opinion, and based on our estimates, real estate owned is considered to be held for sale and is not carried at amounts in excess of estimated fair value less selling costs. Land held for residential development is carried at the lower of cost or fair value less estimated costs to sell. Fair value is derived using estimates and assumptions relating to eventual sales prices and estimates for costs to complete. Management believes the assumptions used in determining fair value are based on the best information available at the time of analysis.

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

As of September 30, 2003, SAC had a net operating loss (NOL) of approximately $198,000 on an income tax basis. This loss has been recorded on the books as a NOL and will be carried forward, available to offset any future tax gains. However, due to the uncertainty as to SAC’s ability to generate income in the future, a valuation allowance has been recorded against the tax benefits associated with this NOL.

Changes in Financial Condition

Assets

Land Held for Residential Development

Land held for residential development decreased by approximately $26,000 (1%) as a result of the sale of nine completed homes during the nine months ended September 30, 2003 at a total profit of approximately $8,000. This decrease is partially offset by the capitalization of additional costs of approximately $166,000. Land held for residential development consists of three phases of undeveloped lots (Project), which were obtained by the Company through foreclosure in February 2001 of the collateral securing a mortgage loan. This Project originally included 117 lots, which were in various stages of completion at the time of foreclosure. An appraisal was obtained at the time of foreclosure which provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $35,000 each, (ii) phase II’s 61 lots at $15,000 each and (iii) phase III’s 41 lots at $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to Specialty Acquisition Corp. (SAC), its wholly owned taxable REIT subsidiary formed in May 2002.

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

On June 20, 2003, the homebuilder did not exercise his option to purchase Phase III of the project. The Company is in the process of evaluating various options.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, other engineering costs, real estate taxes, and insurance fees, in 2002, all of which were capitalized. Nine completed homes were sold during the nine months ended September 30, 2003. The following table a roll-forward of this account:

Balance at December 31, 2002	$2,448,579
Additions to Land Held for Development	166,090
Net Proceeds from Sale of Homes	(191,920)

Balance at September 30, 2003	$2,422,749

Real Estate Owned

Real estate owned increased by approximately $6.7 million (705%) as the result of the acquisition of property, net of related sales, through foreclosure during the third quarter of 2003. The properties acquired during the third quarter of 2003 were as follows:

Changes in Financial Condition (Continued)

•	A personal residence in Telluride, Colorado acquired on September 25, 2003 with a loan balance of approximately $1.7 million. There is a 75 day redemption period in which the borrower may rectify the outstanding balance. If this occurs, the property will revert back to the borrower.

•	Two parcels of raw land in Mesquite, Nevada acquired in August of 2003 with loan balances of approximately $2.6 million and $2.5 million.

•	A speculative home in Aspen, Colorado with a loan balance of approximately $1.9 million. During the third quarter, the property was sold. As a result, the Company recognized a gain of approximately $90,000 and has a note receivable in the amount of $125,000 which has been included in Other Assets in the Balance Sheet.

The Company had write downs of $250,000 related to the Mesquite, Nevada properties included in the net balance of Real Estate Owned.

On April 4, 2003, the Company acquired real estate owned property through a foreclosure on a mortgage loan whose outstanding balance at the time of foreclosure was approximately $1.6 million, including principal and accrued interest. The properties consisted of a hotel and three parcels of land, which were transferred from mortgage loans to real estate owned upon foreclosure. During the quarter ended June 30, 2003, the Company sold the hotel and two of the three parcels of land resulting in a loss of approximately $181,000 and $27,000, respectively.

Mortgage Loans

Mortgage loans held for investment net of allowance for loan losses and unearned discounts increased by approximately $3.0 million (3%). This increase was due primarily to the funding of new loans and advances on existing loans of approximately $60.4 million, more than offsetting pay-offs and other repayments of approximately $47.6 million and foreclosures of approximately $10.2 million. The allowance for loan losses was increased by approximately $123,000 during the period, net of approximately $416,000 in loan charge offs, to provide for potential future loan losses.

Other Assets

Other assets increased approximately $158,000 (41%) as of September 30, 2003 primarily due to a note receivable of approximately $125,000 related to the sale of an REO during the third quarter, and debt issuance costs of approximately $65,000 related to the an amendment to the S-11 to increase from $50 million to $100 million the amount of collateralized notes that may be outstanding at any given time.

Liabilities

Dividends Payable

Dividends Payable decreased by approximately $2.2 million (100%) as of September 30, 2003. In order to preserve the Company’s REIT status the Board of Directors declared dividends in the fourth quarter of 2002 out of the remaining earnings for the year. Therefore, this dividend carried over to the current fiscal year and was paid in January 2003.

Accounts Payable – Related Party

Accounts Payable – Related Party decreased by approximately $114,000 (47%) as of September 30, 2003 due to payment of the management fee in the first quarter of 2003 that was earned in the fourth quarter of 2002. This management fee was significantly higher than the management fee earned during the third quarter of 2003.

Changes in Financial Condition (Continued)

Lines of Credit

Borrowings on the Company’s lines of credit decreased by approximately $3.4 million (36%) as the result of the net increase in the issuance of collateralized notes of approximately $9.8 million. Lines of credit are collateralized short-term borrowing facilities from banks used to fund mortgage investments and will fluctuate over time due to loan funding requirements, loan repayments and the level of other debt and equity sources.

Collateralized Notes and Collateralized Notes – Related Party

Collateralized Notes increased by approximately $9.8 million (50%) primarily due to increased demand, net of related party decreases of approximately $302,000. The Company’s stated interest rates are higher than the average rates paid by state and federal banks. Increased advertising and marketing efforts have allowed more investors to become aware of the interest rate differences and as a result have moved their deposits from state and federal banks to the Company’s collateralized note program. Collateralized Notes – Related Party decreased primarily due to cash requirements of Specialty Financial. The collateralized notes were authorized for public sale on January 19, 2001.

Results of Operations

The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Three months Ended			Nine months Ended
	September 30, 2003			September 30, 2003
	Over/Under			Over/Under
	September 30, 2002			September 30, 2002

	Net			Net
	Change	Rate	Volume	Change	Rate	Volume

Interest Income
Mortgage Loans	508,047	(162,530)	670,577	1,648,150	(755,776)	2,403,926
Cash Accounts	(15,543)	(15)	(15,528)	(49,708)	(78)	(49,630)

Total	492,504	(162,545)	655,049	1,598,442	(755,854)	2,354,296

Expense
Line of Credit	77,611	(10,970)	88,581	334,467	205,595	128,872
Notes Payable	(1,321)	535	(1,856)	250	(966)	1,216
Collateralized Notes	164,711	(13,816)	178,527	412,724	(10,973)	423,697

Total	241,001	(24,251)	265,252	747,441	193,656	553,785

Change in Interest and Dividend Income	251,503	(138,294)	389,797	851,001	(949,510)	1,800,511

A comparison of the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2002 follows:

Interest Income – Mortgage Assets

Interest income increased approximately $493,000 (20%) and $1.6 million (23%) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002, due primarily to additional funds invested in mortgage loans as a result of increased cash available from dividend reinvestments during the period and the use of short-term borrowings to fund a corresponding increase in loan demand.

Changes in Financial Condition (Continued)

Interest Expense – Lines of Credit

Interest expense on lines of credit increased by approximately $78,000 (292%) and $334,000 (119%) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002, primarily due to the increase in borrowings under lines of credit during the three quarters ended September 30, 2003 compared to the same period in 2002.

Interest Expense – Collateralized Notes

Interest expense on Collateralized Notes increased by approximately $165,000 (79%) and $413,000 (76%) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods of 2002. The increase was primarily due to an increase in Collateralized Notes outstanding of approximately $9.8 million compared to the same period of 2002.

Provision for Loan Losses

The provision for loan losses decreased approximately $491,000 (374%) and $266,000 (68%) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. This decrease was primarily due to a resolution of some of the delinquent or high risk rated loans. In addition, the Company acquired four foreclosed properties (see Real Estate Owned) and subsequently sold one of them.

Gain (Loss) on Sale of Real Estate Owned

Gain on sale of real estate owned was approximately $90,000 and $0 for the three months ended September 30, 2003 and 2002, respectively and net losses on sale of real estate owned was approximately $119,000 and $0 for the nine months ended September 30, 2003 and 2002, respectively. A hotel acquired though Real Estate Owned in Reno, Nevada was sold at a loss of approximately $181,000. Two parcels of land (residential lots) in Reno, Nevada were sold at a loss of approximately $27,000. These losses were offset by the sale of a personal residence in Colorado in the third quarter at a gain of approximately $90,000.

General and Administrative

General and administrative expenses increased $37,000 (37%) and $44,000 (13%) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. This was primarily due to an increase in advertising and marketing expenses of approximately $24,000 and an increase in debt offering costs of approximately $11,000, both for the Collateralized Note program.

Manager and Directors Fees

Manager and directors fees increased approximately $95,000 (718%) and $242,000 (186%) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. This was primarily due to an increase in the number of board members, and a new board retainer fee in which board members are to be annually granted 500 shares of common stock each on January 1 and July 1. In addition, the Company earned a larger management fee for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002.

Other Expenses

Other expenses increased approximately $149,000 (603%) and $392,000 (602%) for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002, as a result of increased expenses relating to delinquent loans and foreclosures. In accordance with US GAAP, the Company expenses costs relating to foreclosures as incurred.

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

The following table sets forth the weighted average yield earned on our assets and the weighted average expense of our liabilities for the periods shown:

	Annualized		Annualized
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest Income
Mortgage Loans	11.56%	12.20%	11.51%	12.52%
Cash Accounts	0.20%	1.68%	0.73%	1.71%
Interest Expense
Lines of Credit	4.24%	4.84%	4.24%	4.75%
Note Payable	6.01%	6.01%	4.34%	5.59%
Collateralized Notes	5.12%	5.32%	5.29%	5.36%
Net Interest Spread	6.64%	6.40%	6.55%	6.69%

Liquidity and Capital Resources

We manage our short-term liquidity (defined as our funding needs to cover commitments and anticipated uses occurring over the next twelve months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow which can be used to originate new loans and to pay dividends to stockholders. This source provided approximately $2.9 million and $8.6 million during the three and nine months ended September 30, 2003, respectively.

Secondly, the payoff and the prepayment of loans provide additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $98.9 million, we anticipate annual cash flows from principal pay-downs of approximately $34.6 million. Typically, these principal pay-downs are used to originate new mortgage loans, but there are no restrictions on the use of the funds.

Liquidity and Capital Resources (Continued)

The following table illustrates the scheduled maturities of mortgage loan investments:

Maturity	Amount

Prior to October 1, 2003	$3,853,607
October 1, 2003 to December 31, 2003	15,532,415
2004	48,988,293
2005	27,127,000
2006	3,433,571

$98,934,886

The Company is obligated to fund additional loan amounts totaling approximately $27.8 million as of September 30, 2003. The maturities shown above that are prior to October 1, 2003 represent the principal portion of past due loans.

Thirdly, we have the ability to issue Collateralized Notes to provide additional liquidity. Starting May 7, 2002, as a result of the 2002 Registration, the Company was permitted to offer Collateralized Notes with maturities of up to five years. Although not a committed source, we may utilize Collateralized Notes to meet a portion of our short-term funding needs under normal market conditions.

The following table reflects the maturities of Collateralized Notes as of September 30, 2003:

Maturity	Amount

October 1, 2003 to December 31, 2003	$7,412,797
2004	20,980,222
2005	358,878
2006	—
2007	284,627
2008	554,196

$29,590,720

Lastly, we had four committed lines of credit with commercial banks aggregating $17.5 million to provide additional liquidity as of September 30, 2003. The Company renewed and increased one of the lines of credit by $2.0 million in October 2003, thereby increasing total availability to $19.5 million. All four lines of credit are collateralized by mortgage loans. Borrowings under the lines bear interest at the applicable bank’s prime or reference rate. We are required to comply with various operating and financial covenants regarding the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, and (ii) maximum debt-to-equity ratio. We are in compliance with these covenants and the Company has been in compliance since inception of the facilities.

Liquidity and Capital Resources (Continued)

The following table sets out the maturity dates, total facility and outstanding balance of each line of credit at September 30, 2003:

		Outstanding at
Maturity	Amount of Line	September 30, 2003

October 15, 2003	$5,000,000	$5,000,000
January 23, 2004	2,500,000	—
April 15, 2004	3,500,000	925,000
June 15, 2004	6,500,000	40,000

Total	$17,500,000	$5,965,000

The Company renewed and increased its line of credit by $2.0 million in October 2003, thereby increasing total availability to $19.5 million.

We believe the combination of these sources of capital allows us to manage our anticipated short-term liquidity needs and thereby efficiently use our capital resources.

With respect to our long-term liquidity (funding needs during periods beyond the next 12 months), our only commitments that require funding are those arising from our construction loans. At September 30, 2003, the Company was committed to advancing an additional amount of approximately $27.8 million related to its construction loans. There are no commitments for material capital expenditures or payments due on long-term debt obligations except Collateralized Notes with maturities in excess of one year. We believe the same sources we rely on for short-term liquidity needs will be sufficient to fund our long-term needs as well.

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

Risk Management and the Allowance for Loan Losses (Continued)

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

Risk Management and the Allowance for Loan Losses (Continued)

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

While there exists probable asset quality problems in the Company’s loan portfolio, management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at September 30, 2003.

Non-Performing Loans, Potential Problem Loans, and Other Real Estate

As a Company policy the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of principal and accrued interest. At September 30, 2003 the Company had four loans which were 30 to 304 days past due totaling approximately $6.9 million in principal and accrued interest.

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

Forward Looking Statements (Continued)

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

None of our financial instruments has been entered into for trading purposes. We have not entered into, nor do we intend to enter into, any financial instruments for trading or speculative purposes. As we have no investments outside of the United States, we are not subject to foreign currency exchange rate risk. We do not hedge our exposure to changes in the fair value of our loans through the use of derivative instruments. Instead, we have managed these exposures through careful underwriting and servicing of our loans. Further, we target as potential customers borrowers with relatively significant equity value in their property.

For the most part, our loans provide for either monthly payments of interest only with a payment of principal in full at the end of the loan term, or monthly payments of interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 100 to 200 basis point increase or decrease in general interest rates (from those prevailing at September 30, 2003) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, California, or Utah could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

The undersigned principal executive officer and principal financial officer of Specialty Trust, Inc. conclude that Specialty Trust, Inc.’s disclosure controls and procedures are effective as of September 30, 2003 based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rule 15d-15.

(b)	Changes in Internal Control over Financial Reporting

There has been no change in Specialty Trust, Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 15d-15 that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Specialty Trust, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

At September 30, 2003, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 11, 2003, Specialty Trust held its Annual Meeting of Shareholders. The results of the meeting were as follows:

(a)	The election of Class III Directors: Roger M. Peltyn and Harvey Fennell.

(b)	Approval of the appointment of KPMG LLP as the Independent Auditors of the Company for the year ended December 31, 2003.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit No.	Document

3.1*	Articles of Incorporation

3.3*	Bylaws

3.3.1*	Amendment to Bylaws

31.1	Certification of Chief Executive Officer Regarding Form for Quarter Ending September 30, 2003

31.2	Certification of Chief Financial Officer Regarding Form 10-Q for Quarter Ending September 30, 2003

32.1	Statement of Chief Executive Officer Regarding Form 10-Q for Quarter Ending September 30, 2003

32.2	Statement of Chief Financial Officer Regarding Form 10-Q for Quarter Ending September 30, 2003

* Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

(a)	Reports on Form 8-K None filed during the quarter ended September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY TRUST, INC.

Dated: November 12, 2003	By:	/s/ Nello Gonfiantini III

Nello Gonfiantini III
Chairman, President, and Secretary

(Signed in the capacity of duly
authorized officer of the registrant

Dated: November 12, 2003	By:	/s/ Stephanie Schmitt

Stephanie S. Schmitt
Chief Financial Officer

(Signed in the capacity of (i) duly
authorized officer of the registrant and
(ii) principal financial officer of the
registrant)