Form 10-K
period 2003-12-31
SPECIALTY TRUST INC
filed 2004-03-30
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Securities registered pursuant to Section 12(b) or 12(g) of the Act

None

     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [  ]

     Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K  [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [  ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     The aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant was $53,827,158 as of June 30, 2003.

At March 15, 2004, 7,840,301 shares of common stock, par value $0.01, of the registrant were outstanding.

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

Investment Strategies and Policies

Mortgage Loan Acquisition Strategy. Our business involves acquiring and holding loans to borrowers primarily in the Western United States whose borrowing needs are generally not being served by traditional financial institutions. Although the majority of our loans are located in the states of Arizona and Nevada, we are also acquiring loans in California, Utah, and Colorado. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to 10% of our total mortgage loans, although exceptions may be approved by the board. As of December 31, 2003, there were two mortgage loans, which exceeded the 10% threshold, and three borrowers whose total loans exceeded the 10% threshold, which the board approved. Most loans have terms of two to three years. At December 31, 2003, less than 1% of our loan portfolio consisted of loans with originally stated maturities of more than three years from the year of issuance. Approximately 90% of our mortgage loan balances will at any one time be secured by first deeds of trust on the underlying real property, with the remaining mortgage loan balances secured primarily by second deeds of trust. Our mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by the borrower’s leasehold interest in real property. Our loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

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

All loans provide for monthly payments of interest. Currently, the majority of our loans are at fixed rates of interest. As part of the acquisition or refinance of a particular mortgage loan, we may acquire a shared appreciation interest or other participation in the property securing the loan.

Risks by Type of Loan

Most of the loans we acquire and hold require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. At December 31, 2003, less than 1% of our loan portfolio consisted of fully amortizing mortgage loans. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to obtain suitable refinancing, sell the underlying property or otherwise raise a substantial cash amount. An increase in interest rates over the mortgage rate applicable at the time the loan was originated may have an adverse effect on the borrower’s ability to obtain refinancing or to pay the required monthly payments. As a result, such loans may involve a higher risk of default than fully amortizing loans.

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

Types of Mortgage Loans. The principal types of mortgage loans we acquire are described below:

-	Land Loans. Land loans are made against (a) undeveloped or “raw” land zoned for either commercial or residential use and (b) land prepared for commercial or residential development, typically with entitlements obtained and basic infrastructure such as

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

-	Construction Mortgage Loans. Construction loans are loans made for the renovation of developed property, and for the construction of new structures on undeveloped property. Construction loans acquired and held by us will generally be secured by first deeds of trust on commercial or residential real property. Most of our construction loans are to developers building the property for sale. Such loans are typically for terms of from six months to two years. Generally we do not disburse funds with respect to a particular construction loan until work in the previous phase of the project on which the loan is being made has been completed, and until an independent inspector has verified the quality of construction and adherence to the construction plans and has reviewed the estimated cost of completing the project. In addition, we require the submission of signed labor and material lien releases by the borrower in connection with each completed phase of the project prior to making any periodic disbursements of proceeds of the loan to the borrower.

-	Commercial Building Loans. Commercial building loans have distinct risk characteristics depending on the type of structure on the property. Commercial building loans generally lack standardized terms, which may complicate their structure. Commercial buildings themselves tend to be unique and are more difficult to value than residential properties. In addition, commercial buildings, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, with corresponding burdens and costs of compliance with environmental laws and regulations.

Commercial building loans are also subject to the effects of:

—	local and other economic conditions on real estate values;

—	the ability of tenants to make lease payments;

—	the ability of a building to attract and retain tenants, which may in turn be affected by local conditions such as oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to tenants, competition from other available space, the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs and to make other tenant concessions; and

—	increased operating costs, including energy costs and real estate taxes.

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

-	Junior Mortgage Loans. Second, third and wraparound mortgage loans are secured by deeds of trust on single-family residences which are already subject to prior mortgage indebtedness. A wraparound loan is a junior mortgage loan having a principal amount equal to the outstanding balance under the existing mortgage loans plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Junior mortgage loans generally have lower qualifying loan-to-value ratios.

Table 1: Mortgage Loan Portfolio
(as of December 31, 2003)

				Current Loan	Specialty
		ST Net	Original	Principal	Trust			Lien
Footnotes	Description of Loan	Interest Rate	Loan Amount *	Amount	Balance +	Maturity	LTV	Position
			LAND LOANS
	Residential Raw Land	13.00%	42,500	42,500	42,500	1/1/05	57%	1st
	Residential Raw Land	13.00%	30,000,000	27,300,000	19,950,000	9/1/05	32%	1st
	Residential Raw Land	13.00%	10,000,000	10,000,000	10,000,000	1/1/06	20%	1st

	Residential Raw Land Total		$40,042,500	$37,342,500	$29,992,500

1	Residential Land Development	12.50%	$10,000,000	$6,498,198	$6,498,198	8/1/04	93%	1st
1	Residential Land Development	12.50%	5,560,000	1,547,034	1,547,034	2/1/04	93%	1st
	Residential Land Development	12.75%	35,000,000	22,500,000	8,035,714	11/1/04	49%	1st
3	Residential Land Development	13.00%	18,250,000	18,250,000	424,000	2/1/06	67%	2nd
	Residential Land Development	13.00%	7,300,000	4,573,640	4,573,640	10/1/04	57%	1st
	Residential Land Development	13.00%	2,185,000	539,430	539,430	4/1/04	11%	1st
	Residential Land Development	13.00%	1,920,000	160,000	160,000	9/1/04	5%	1st

	Residential Land Development Total		$86,661,520	$54,068,302	$21,778,016

4	Commercial Raw Land	13.00%	$5,000,000	$5,000,000	$5,000,000	4/1/04	52%	1st
2	Commercial Raw Land	12.25%	3,000,000	3,000,000	3,000,000	2/1/06	46%	1st
2	Commercial Raw Land	12.50%	1,209,500	1,209,500	1,209,500	1/1/05	59%	1st
2	Commercial Raw Land	12.50%	7,100,000	7,100,000	3,575,000	5/1/05	53%	1st
4	Commercial Raw Land	13.00%	3,000,000	3,000,000	3,000,000	6/1/04	59%	1st
	Commercial Raw Land	12.50%	5,000,000	5,000,000	5,000,000	7/1/05	23%	1st

	Commercial Raw Land Total		$24,309,500	$24,309,500	$20,784,500

	TOTAL LAND LOANS		$151,013,520	$115,720,302	$72,555,016

			CONSTRUCTION LOANS
5/7	Spec SFR Construction	13.00%	2,315,714	2,315,714	2,315,714	7/1/03	99%	1st
5/7	Spec SFR Construction	13.00%	475,000	390,212	390,212	7/1/03	99%	3rd

	SFR Construction Total		$2,790,714	$2,705,926	$2,705,926

3	Golf Course Construction	13.00%	12,500,000	10,708,000	7,803,767	7/1/04	67%	1st
3	Interval Construction	13.00%	3,380,000	3,380,000	3,380,000	1/1/06	65%	1st
	Spec. Prof Office Const	13.00%	5,100,000	5,100,000	5,100,000	5/1/04	86%	1st

	Commercial Construction Total		$20,980,000	$19,188,000	$16,283,767

	TOTAL CONSTRUCTION LOANS		$23,770,714	$21,893,926	$18,989,693

Table 1: Mortgage Loan Portfolio – Continued
(as of December 31, 2003)

				Current Loan	Specialty
		ST Net	Original	Principal	Trust			Lien
Footnotes	Description of Loan	Interest Rate	Loan Amount *	Amount	Balance +	Maturity	LTV	Position
			NON CONFORMING SINGLE FAMILY AND MULTIFAMILY LOANS
7	SFR	13.25%	$2,750,000	$2,750,000	$2,750,000	10/1/03	57%	2nd
6	SFR	10.50%	1,950,000	1,071,481	1,071,481	7/1/03	77%	1st
6	SFR	12.50%	235,000	235,000	235,000	7/2/04	73%	2nd
	SFR	13.00%	20,000	8,974	8,974	12/1/06	73%	2nd

	Single Family Total		$4,955,000	$4,065,455	$4,065,455

	TOTALS		$179,739,234	$141,679,684	$95,610,164

Footnotes: Loans to More Than One Borrower

1	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $8,045,232

2	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $7,784,500

3	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $11,607,767

4	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $8,000,000

5	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $2,705,926

6	Loans to same borrower or related parties secured by different parcels of real estate aggregating to $1,306,482

7	Loans delinquent either in principal or interest past 30 days

*	Original loan amount includes future commitments on behalf of all investors of $6,201,802 at December 31, 2003

+	Specialty Trust’s participation in current loan balance as of December 31, 2003 was $95,610,164. Specialty Trust’s maximum commitment of additional funds under existing loans was $6,201,802 at December 31, 2003

Table 2: Types and Maturities of Mortgage Investments
(as of December 31, 2003)

		Carrying
	Number	Amount
Type of Loan	of Loans	of Mortgages	Percent
1st Mortgages	20	$91,801,978	96.0%
2nd Mortgages	4	3,417,974	3.6%
3rd Mortgages	1	390,212	0.4%

	25	$95,610,164	100.00%

Land	16	$72,555,016	75.9%
Construction	5	18,989,693	19.9%
Commercial	—	—	0.0%
Other	4	4,065,455	4.2%

	25	$95,610,164	100.00%

Maturing on or before December 31, 2004	15	$49,020,189 (1)	51.3%
Maturing on or between January 1, 2005 and December 31, 2007	10	46,589,975	48.7%

	25	$95,610,164	100.0%

(1)	Loans aggregating to $6,618,502 in principal and accrued interest were 153-364 days past due at December 31, 2003

Other Investments. We may purchase our own stock or the debt or equity of other mortgage REITs or other companies when we believe that such purchases will yield attractive returns on capital employed. Any such purchase would be for investment purposes and not for short-term trading (turnover) gain. REIT or other debt or equity securities may be undervalued at points in the economic cycle. When the stock market valuation of companies are low in relation to the market value of other assets, stock purchases can be a way for us to acquire indirectly a beneficial interest in a pool of mortgage assets or other types of assets at an attractive price. Also, REITs and other companies may have attractive mortgage finance or other businesses in which we may want to become a partial owner. We do not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite securities of other issuers. We do not limit the amount of securities of other issuers we may acquire (beyond the limits imposed by the REIT qualification requirements), although we do not anticipate that such holdings will comprise a substantial portion of our assets. At December 31, 2003, we did not own any such securities.

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

We intend to finance our mortgage loan acquisitions through our collateralized note program and bank warehouse credit lines. At December 31, 2003, the amount of such credit lines was $19.5 million, with $0 outstanding at December 31, 2003.

On May 7, 2002, a registration statement was declared effective by the Securities and Exchange Commission covering up to $269,312,000 of Collateralized Notes (including amounts remaining unsold under the prior registration). The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes. The outstanding Collateralized Notes have maturities ranging from three months to five years from the date of issue and bear fixed rates of interest (2.25% to 7.5% at December 31, 2003). As of December 31, 2003 $33,410,279 of these Notes were outstanding.

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

All potential mortgage loans are evaluated to determine if the mortgage loan is of a type eligible for acquisition by Specialty Trust. Our policy generally limits the amount of loans to one borrower or affiliated borrowers to less than 10% of total mortgage loans and the loan-to-value ratio for any loan to a maximum of 80%, although exceptions may be approved by the board. As the notes to “Table 1: Mortgage Loan Portfolio” indicate, at December 31, 2003 there were six instances of loans to the same borrower or related parties secured by different parcels of real property. One of these loans to the same borrower represents more than 10% of the portfolio. The Company had a total of two loans that exceeded 10% of the portfolio. We generally seek personal guarantees from affiliates of the borrower when possible. We do not have specific requirements with respect to credit scores or payment histories. For income producing properties, the net annual estimated cash flow after vacancy, and operating expenses must equal or exceed the annual payments required on the mortgage loan. The Manager requires full documentation of all loan application/requests, including complete organizational documents of the borrowing entity, if applicable, credit reports on guarantors and borrowers, current (within 60 days) financial statements, and a minimum of two year’s tax returns. A flood zone determination must be provided. A preliminary title report is obtained and reviewed by the underwriter. ALTA surveys, Phase I environmental reports and geotechnical reports are required on most loans but can be waived on a case-by-case basis upon physical inspection and determination by Mr. Nello Gonfiantini, III. Liability insurance is required on all loans and hazard insurance is required on any structures. If the loan is to finance a purchase, a copy of the purchase contract must be submitted. If the loan is for refinance, a copy of the closing statement when purchased is reviewed. If a loan is for construction, a copy of plans, specifications and cost breakdown must be reviewed and a construction control company retained. Our underwriting guidelines are intended to evaluate the capacity and willingness of the borrower to repay the loan and the adequacy of the collateral securing the loan. On a case-by-case basis, exceptions to the underwriting guidelines may be made by Nello Gonfiantini III, President and the loan review committee where there are compensating factors, for example, low loan-to-value ratios or guarantees from parties with strong financial resources or pledges of additional collateral.

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

Set forth below is a table setting forth our recent delinquency, foreclosure and loss experience:

Table 3: Delinquency, Foreclosure and Loss Experience

	December 31, 2003		December 31, 2002
	Principal	% of	Principal	% of
	$ of Loans	Portfolio	$ of Loans	Portfolio
Total Portfolio	$95,610,164	100.00%	$96,245,394	100.00%

Period of Delinquency (Interest and/or Principal):
30-59 days	—	0.00%	6,570,000	6.83%
60 to 89 days	—	0.00%	1,579,915	1.64%
90 days or more	3,777,407	3.90%	5,105,077	5.30%

Total Delinquencies (excluding foreclosures)	$3,777,407	3.90%	$13,254,992	13.77%

Foreclosures Pending	2,841,094	2.80%	—	0.00%
Foreclosures Completed	$10,224,992		$950,000
Losses Sustained for Period Ending on Such Date	$171,324		—

Specialty Trust generally institutes foreclosure proceedings on defaulted loans when that action is determined by the Manager to be in the best interests of shareholders. Foreclosure may be appropriate where the project planned for the property has encountered slower than anticipated development or sales results or where the developer/borrower’s financial condition has deteriorated such that completion of the project has been jeopardized. A loan that is nearing maturity or has defaulted may be a candidate for refinancing rather than foreclosure when management determines that the project planned remains viable and the value of the property and other sources of repayment such as personal guarantees are sufficient to support a new loan. In such cases, management often works with marketing and other real estate professionals to assist the developer in modifying the original project to enhance its likelihood of success.

Geographic Concentration. There are no limits on the geographic concentration of the loans we may acquire and properties underlying mortgage loans are located primarily in the states of Arizona and Nevada. In order to reduce our market risk exposure from investing in mortgage loans to borrowers located primarily in the states of Arizona and Nevada, we have begun to acquire loans secured by properties in the states of California, Utah and Colorado.

The percentage of geographic concentration by loan amount is as follows:

Nevada	34%	(approx. 22% in the Reno area and 12% in the Las Vegas area)
Arizona	52%
Colorado	6%
Utah	5%
California	3%

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

Our Board of Directors has established the investment policies and strategies summarized in this annual report. The Board of Directors has the power to modify or waive such policies and strategies without the consent of the stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interest of stockholders. Among other factors, developments in the market, which affect the policies and strategies mentioned in this annual report or which change our assessment of the market, may cause the Board of Directors to revise our policies and strategies.

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

Asset Tests. For tax years beginning after December 31, 2000, we must generally meet the following REIT Asset Tests at the close of each quarter of each taxable year:

(a)	the 75% Asset Test: at least 75% of the value of our total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items; and

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

Distribution Requirement. We are generally required to distribute to our stockholders an amount equal to at least 90% of our REIT taxable income before deduction of dividends paid and by excluding net capital gain. Such distributions must be made in the taxable year to which they relate or, if declared before the timely filing of our tax return for such year and paid not later than the first regular dividend payment after such declaration, in the following taxable year.

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

(d)	in addition, a nondeductible excise tax, equal to 4% of the excess of required distributions over the amounts actually distributed will be imposed on us for each calendar year to the extent that dividends paid during the year, or declared during the last quarter of the year and paid during January of the succeeding year, are less than the sum of (1) 85% of our “ordinary income”, (2) 95% of our capital gain net income, and (3) any undistributed income remaining from earlier years. We may also be subject to the corporate alternative minimum tax, as well as other taxes in certain situations not presently contemplated.

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

Taxable REIT Subsidiaries. A Taxable REIT Subsidiary is any corporation in which a REIT owns stock (directly or indirectly) and for which the REIT and such corporation make an election to classify the corporation as a Taxable REIT Subsidiary. On May 2, 2002, Specialty Acquisition Corp (SAC) (wholly owned subsidiary created on May 2, 2002) and the Company elected to treat SAC as a Taxable REIT Subsidiary of the Company. Effective January 1, 2003, SAC formally obtained Taxable REIT Subsidiary status.

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

The Company generally anticipates that it will derive income from SAC by way of dividends. Such dividends are not real estate source income for purposes of the 75% Gross Income Test. Therefore, when aggregated with the Company’s other non-real estate source income, such dividends must be limited to 25% of the Company’s gross income each year. The Company intends to monitor the value of its investment in and the distributions from its Taxable REIT Subsidiaries to ensure compliance with all applicable income and asset tests.

A Taxable REIT Subsidiary doing business in the United States is generally subject to corporate level tax on its net income and will generally be able to distribute only net after-tax earnings to the Company as dividend distributions. Such dividends may, however, qualify for the reduced dividends rate made available due to recent legislation (described below).

Qualified REIT Subsidiary. A Qualified REIT Subsidiary is a corporation in which the REIT owns 100 percent of the stock and that is not a Taxable REIT Subsidiary. For federal income tax purposes, the REIT is deemed to directly own the assets of the Qualified REIT Subsidiary, and not the stock. For this reason, the assets and income of the Qualified REIT Subsidiary are included with the REIT’s assets and income for REIT qualification purposes. During 2003, the Company formed SAC II as a Qualified REIT Subsidiary.

Other Affiliates. At present, we have no other affiliates other than SAC I and SAC II. The Manager is an S-Corporation whose earnings are passed through to the sole proprietor, Mr. Gonfiantini, as an individual. The Manager is not consolidated with the Company for tax or accounting purposes. Fees paid to the Manager are generally required to be reasonable and arm’s length; otherwise they may be recharacterized by the IRS in ways that could have adverse tax consequences for us. We believe that the fees payable to the Manager, including any incentive or termination fees, are reasonable compensation for the services provided.

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

Distributions designated by us as capital gain dividends can generally be treated by shareholders as gain from the sale or exchange of a capital asset held for more than one year, but only to the extent that the designated distribution does not exceed our actual net capital gain for the taxable year.

Distributions by us, whether characterized as ordinary income or as capital gain, are not eligible for the reduced dividend rate available as a result of the enactment of the Jobs and Growth Tax Relief Reconciliation Act of 2003. However, distributions will qualify for the reduced rate to the extent they represent qualified corporate dividends. A qualified corporate dividend is a dividend attributable to income that was subject to corporate tax at the REIT level or attributable to qualified dividend income received by the REIT (such as dividends from a Taxable REIT Subsidiary).

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

We are required under Treasury Department regulations to demand annual written statements from the record holders of designated percentages of our capital stock disclosing the actual and constructive ownership of such stock and to maintain permanent records showing the information we received as to the actual and constructive ownership of such stock and a list of those persons failing or refusing to comply with such demand.

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

Information Reporting and Backup Withholding. We will report to our U.S. stockholders, noteholders and the IRS the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, an investor may be subject to backup withholding generally equal to the fourth lowest rate of Federal income tax then in effect with respect to distributions paid unless such investor (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact; or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. An investor that does not provide us with its correct taxpayer identification number may also be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be allowed as a credit against the investor’s income tax liability. In addition, we may be required to withhold a portion of dividends and capital gain distributions to any investors that do not certify under penalties of perjury their non-foreign status to us.

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

Management Agreements

Management Fees

Pursuant to a management agreement, Specialty Financial receives a management fee payable quarterly in arrears. For periods through the end of fiscal year 2003, the management fee consisted of:

(a)	The mortgage loan origination fees or points, usually charged to a borrower for and upon the origination, extension or refinancing of a mortgage loan, up to 2.5% of the loan balance (i.e., 2.5 points) with any additional fees or points paid to the benefit of us. The amount of this fee is determined by competitive conditions, may vary and may have a direct effect on the interest rate a borrower is willing to pay to us.

(b)	A fee for loan servicing, equal to one-half of one percent of the total mortgage loan portfolio held by us. Retention of this fee by the Manager, in effect, lowers the yield retained by us on our loans.

(c)	All late payment charges from payments made by borrowers.

We also pay to Specialty Financial an incentive compensation for each fiscal quarter. For periods through the end of fiscal year 2003, the incentive compensation was an amount equal to 50% of the net tax-based income of Specialty Trust, before deduction of such incentive compensation, in excess of the annualized return to Specialty Trust equal to 12%. The incentive compensation calculation and payment were made quarterly in arrears. The term “return to Specialty Trust” was calculated for the quarter by dividing our taxable income for the quarter by the net worth for the quarter. For such calculations, our “taxable income” means our taxable income before the Manager’s incentive compensation, the deduction for dividends paid and net operating loss deductions arising from losses in prior periods. A deduction for our interest expenses for borrowed money is taken when calculating taxable income. “Net worth” for any period means the sum of the gross proceeds from all prior offerings of equity securities by us, after deducting expenses and costs relating to the offering (or for any period in which new equity securities are issued, the arithmetic weighted average on the prior offering proceeds and the new proceeds for the period), plus our beginning retained earnings (without taking into account any losses incurred in prior periods and excluding amounts reflecting taxable income to be distributed as dividends and amounts reflecting valuation allowance adjustments). The definition “return to Specialty Trust” was used only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by stockholders. The incentive compensation payments to Specialty Financial were made before any income distributions were made to our stockholders.

Set forth below is a breakdown of the management fees actually paid in 2001, 2002 and 2003.

Table 4: Components of Manager Compensation
For the years ended December 31,

	BASE FEES
		Loan	Late
	Origination	Servicing	Payment	Total Base	Incentive	Total
	Fees	Fees	Charges	Fee	Compensation	Compensation
2001	$1,692,100	$266,556	$35,324	$1,993,980	$88,084	$2,082,064
2002	$1,610,059	$361,224	$9,295	$1,980,578	$314,249	$2,294,827
2003	$2,259,153	$455,923	$11,685	$2,726,761	$391,579	$3,118,340

The loan origination fees were received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from the borrower. Late payment charges are received directly by the Manager from the borrower. The incentive compensation was calculated in accordance with the agreement and paid for or accrued in Manager and Directors fees in the Company’s financial statements.

In January 2004, the Company and the Manager entered into an amendment to the management agreement which revised the Manager’s compensation. The provisions for payment of origination fees, loan servicing fees and late payment charges described above were removed from the management agreement and inserted in the loan participation and servicing agreement pursuant to which the Manager services the Company’s mortgage assets. No change in such fees and charges payable to the Manager was made. Under the amended management agreement, the Manager will receive, beginning January 1, 2004:

(a)	A monthly base management fee at a per annum rate equal to one-half of one percent applied to the mortgage asset portfolio at the end of the preceding calendar quarter.

(b)	An incentive fee for each fiscal quarter equal to 50% of the taxable income of Specialty Trust, before deduction of such incentive fee, in excess of an annualized Threshold Return times net worth for the quarter. Threshold Return is a target percentage rate of return to be set by mutual agreement between the Manager and the Company for each calendar year beginning with 2004. The Threshold Return for 2004 has been set at 12%. Taxable income and net worth are calculated as described above under the discussion of incentive compensation for prior periods.

    Administrative Services Provided by the Manager

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

Term and Termination

The management agreement had an initial term of three years beginning January 30, 1998 and is renewed automatically for successive one-year periods unless we timely deliver a notice of nonrenewal. Upon nonrenewal of the management agreement without cause, a termination fee will be payable to the Manager in an amount equal to the greater of (i) the fair value of the management agreement as established by an independent appraiser, or (ii) 4% of the mortgage loan portfolio of Specialty Trust. At December 31, 2003, 4% of our mortgage loan portfolio would be approximately $3.8 million. In addition, we have the right to terminate the management agreement at any time for cause. A majority of our unaffiliated directors (currently 6 of 7 directors are unaffiliated) may determine that the Manager has violated the management agreement in a material respect and, after notice and an opportunity to cure, terminate the agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

Potential Conflicts of Interest and Limits of Responsibility

Certain provisions of the management agreement raise and the loan participation and servicing agreement raise potential conflicts of interest or limit the Manager’s responsibilities.

Origination Fee. The first 2.5% (2 1/2 points) of any origination fees (points) collected from the borrower is paid to the Manager as part of the initial funding of the loan. The size of the mortgage origination fees are market driven but may vary and may have a direct impact upon the interest rate the borrower is willing to pay and, therefore, on the interest income we would receive from the loan.

Loan Servicing Fee. As part of the servicing fee, one-half of one percent of the total mortgage loan portfolio is paid to the Manager as a loan-servicing fee. Payment of this fee, in effect, lowers the yield on our mortgage loans. An undue emphasis on increasing the size of the mortgage loan portfolio, thereby increasing the Manager’s compensation, could result in the acquisition of riskier or more speculative loans.

Incentive Fee. We also pay our Manager an incentive fee equal to 50% of our quarterly taxable income in excess of an annualized target return on our net worth for that quarter. If the marketplace works as expected, i.e., higher risk, higher reward, the incentive fee structure to the extent it encourages an undue short-term emphasis on the acquisition of higher yielding loans could result in the acquisition of riskier or more speculative loans.

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

Item 3. Legal Proceedings

At December 31, 2003, other than litigation in the ordinary course of business involving foreclosures or other exercise of our rights as a creditor, there were no material pending proceedings to which we were a party or of which any of our property was subject.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrants Common Equity and Related Stockholder Matters

(a) Market Information

The Company’s Common Stock has not been registered under the Securities act or any state securities laws, and is privately held. The fair market value of the stock, as determined by the Board of Directors, effective December 28, 2002 is $11.00 per share.

(b) Investors

The number of record holders of the Company’s Common Stock as of December 31, 2003 and 2002, was 319 and 304, respectively.

(c) Dividends

The Company currently pays cash dividends on a quarterly basis. Total cash dividends declared by the Company to shareholders as of December 31, 2003 and 2002 were $8,998,821 ($1.20 per share) and $8,440,451 ($1.20 per share), respectively. In general, consistent with the Company’s underlying operational strategy, the Company’s dividends for the most part will be characterized as ordinary income to its stockholders for federal tax purposes. However, a portion of the Company’s dividends may be characterized as capital gains or return of capital. A portion of the Company’s dividends for 2002 was considered capital distributions.

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

The Company declared the following dividends during the year ended December 31, 2003 and 2002:

			Dividend	Dividends
			per Share	Reinvested –
			Common	Common
Declaration Date	Record Date	Payment Date	Stock	Stock
2003
April 28, 2003	March 31, 2003	April 30, 2003	$0.30	$1,263,231
June 30, 2003	June 30, 2003	July 28, 2003	$0.30	$1,324,128
October 27, 2003	September 30, 2003	October 29, 2003	$0.30	$1,368,792
December 8, 2003	December 31, 2003	January 12, 2004	$0.30	$1,521,383
2002
April 29, 2002	April 29, 2002	April 29, 2002	$0.30	$606,412
July 29, 2002	July 29, 2002	July 30, 2002	$0.30	$1,095,378
October 30, 2002	October 30, 2002	October 31, 2002	$0.30	$1,170,725
December 27, 2002	December 27, 2002	January 15, 2003	$0.30	$1,283,212

Dividends are declared by the Company’s Board of Directors after considering the Company’s available cash for distribution, financial condition, ability to maintain its REIT status, and such other factors that may be deemed relevant. See Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends at the same levels in 2004 and thereafter.

The following table represents the number of securities to be issued and available for future issuance at December 31, 2003.

Number of securities remaining
	Number of securities to be	Weighted average exercise	available for future issuance
	issued upon exercise of	price of outstanding	under equity compensation plans
	outstanding options,warrants	options, warrants and	(excluding securities reflected in
	and rights (a)	rights (b)	column (a))
Equity compensation plans approved by security holders	137,695	$9.19	523,981
Equity compensation plans not approved by security holders	—	—	—

Total	137,695	$9.19	523,981

The total number of securities remaining for future issuance at December 31, 2003.

10% of outstanding stock	768,481
Less:
Number of shares to be issued upon Exercise of outstanding stock options	137,695
Number of shares previously granted and exercised	106,805

Number of securities remaining available	523,981

Item 6. Selected Financial Data

The information in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the financial statements and the notes thereto included elsewhere in this annual report.

	For the years ended December 31,
	2003	2002	2001	2000	1999
Statement of Earnings Data:
Interest and Dividend Income	$11,694,227	$9,726,660	$7,797,169	$5,715,590	$4,450,193
Interest Expense	1,741,831	828,566	744,020	626,332	263,633
Net Revenues	9,857,574	8,167,593	6,582,893	4,689,258	3,936,560
Net Earnings	8,252,745	7,144,707	6,085,129	4,543,772	3,809,424
Preferred Stock Dividend	—	—	4,540,231	5,070,963	4,039,923

Net Earnings (Loss) attributable to Common Stock	$8,252,745	$7,144,707	$1,544,898	$(527,191)	(230,499)

Basic Earnings (Loss) Per Share	$1.11	$1.02	$0.79	$(1.62)	$(0.73)
Diluted Earnings (Loss) Per Share	$1.10	$1.01	$0.77	$(1.62)	$(0.73)
Dividends - Preferred Stock	—	—	$4,540,231	$5,070,963	$4,039,923
Dividends - Common Stock	$8,998,821	$8,440,451	$2,046,810	—	—
Balance Sheet Data (Shown as of period end)
Mortgage Loans	$95,610,164	$96,245,394	$73,331,659	$55,863,036	$36,105,670
Allowance for Loan Losses	(1,424,256)	(1,815,576)	(1,020,321)	(750,000)	(350,000)
Unearned Discount	(103,966)	(120,489)	(78,144)	(8,187)	(24,237)

Total Mortgage Loans, net	$94,081,942	$94,309,329	$72,233,194	$55,104,849	$35,731,433

Real Estate Owned	$7,913,160	$950,000	$445,424	—	—
Land Held for Residential Development	$2,377,457	$2,448,579	$2,782,715	—	—
Total Assets	$108,458,694	$99,323,596	$77,667,422	$58,659,056	$44,108,463
Short-Term Borrowings	$33,410,279	$29,107,031	$9,475,441	$11,005,960	$5,217,467
Number of Preferred Shares Outstanding	—	—	—	4,624,276	3,799,700
Number of Common Shares Outstanding	7,684,813	7,183,004	6,822,703	334,400	320,200

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

Our business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the states of Nevada, Arizona, California, Utah, and Colorado whose needs are generally not being served by traditional financial institutions. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. We generally limit the amount of our investment in any single mortgage loan or in mortgage loans to one borrower to 10% of Specialty Trust, Inc.’s total mortgage loans, although the Board of Directors may approve exceptions. As of December 31, 2003, there were two mortgage loans, and three borrowers whose total loans exceeded the 10% threshold that the board approved. Most loans will have terms of one to three years. Our mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by borrower’s leasehold interest in real property. Our loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

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

Significant Aspects of Years Ended 2003, 2002 and 2001

At December 31, 2003, we owned approximately $95.6 million of mortgage loans and approximately $10.3 million of land held for residential development and foreclosure property. Our total assets were approximately $108.5 million. These assets were financed with approximately $33.4 million of collateralized notes, and approximately $72.1 million of equity.

At December 31, 2003, our equity-to-assets ratio was 66.5% and our debt-to-equity ratio was 46.3%, our average quarterly return on equity for the year ended December 31, 2003 was 11.4%.

At December 31, 2002, we owned approximately $96.2 million of mortgage loans and approximately $3.4 million of land held for residential development and foreclosure property. Our total assets were approximately $99.3 million. These assets were financed with approximately $19.8 million of collateralized notes, approximately $9.3 million of lines of credit, and approximately $67.5 million of equity.

At December 31, 2002, our equity-to-assets ratio was 68.0% and our debt-to-equity ratio was 43.1%, our average quarterly return on equity for the year ended December 31, 2002 was 10.8%.

The increase in assets was the result of an increase in cash received from operating activities and net cash received from the collateralized note program of approximately $12.5 million. The increase in liabilities was a result of the increased use in the collateralized note program. Finally, we had approximately $2.6 million in cash deposits on December 31, 2003 whereas we held cash deposits of less than $100,000 on December 31, 2002. The increase in stockholders’ equity was primarily the result of stockholders reinvesting dividends from earnings in the dividend reinvestment program for the year ending December 31, 2003.

Critical Accounting Policies

Management has the obligation to insure that its policies and methodologies are in accordance with generally accepted accounting principles. During 2003, management reviewed and evaluated its critical accounting policies and believes them to be appropriate.

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

Allowance for Loan Loss

The Company maintains an allowance for possible loan losses on mortgage loans. Additions to the allowance are based on an assessment of certain factors including, but not limited to review of collateral values, borrower payment ability and general economic conditions. Management believes that the Company’s policies and methodology are appropriate to reflect the potential loss on the current loan portfolio.

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

Off-Balance Sheet Commitments

The majority of our assets are funded with long-term debt issued in securitizations. We consolidate the assets and liabilities of these securitizations and therefore these transactions do not create off-balance sheet commitments.

Our only category of off-balance sheet commitments is the forward purchase commitments we enter into to purchase real estate loan assets. At December 31, 2003, pursuant to the ordinary course of business, we had future commitments to purchase $6.2 million real estate loan investments on behalf of all investors.

Changes in Financial Condition

2003 Compared to 2002

Assets

Cash and Cash Equivalents. Cash and cash equivalents increased by approximately $2.5 million as of December 31, 2003, compared to December 31, 2002. The timing of loan funding and the timing of debt or equity issues generally determine the amount of cash held by the Company. It is our goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

Accrued Interest Receivable. Accrued interest receivable decreased by approximately $248,000 (22%). This decrease is primarily due to a decrease in delinquent and past due loans.

Land Held for Residential Development. Land held for residential development decreased by approximately $71,000 (3%) as a result of the sale of 14 completed homes. The decrease is partially offset by the capitalization of additional costs of approximately $197,000. Land held for residential development represents three phases of undeveloped lots (the “Project”), which were obtained by the Company through foreclosure in February 2001 of the collateral securing a mortgage loan. This Project includes 117 lots, which were in various stages of completion at the time of foreclosure. An appraisal was obtained at the time of foreclosure which provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $30,000 each, (ii) phase II’s 61 lots at approximately $15,000 each and (iii) phase III’s 41 lots at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently assigned the Project to Specialty Acquisition Corp. (SAC), its wholly owned taxable REIT subsidiary formed in May 2002.

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

On June 20, 2003, the homebuilder neglected to exercise his option to purchase Phase III of the Project. The Company has subsequently listed the property for sale.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, engineering costs, real estate taxes and insurance fees, in 2002, all of which were capitalized. 14 homes were sold during the fiscal year ended December 31, 2003. The following provides a roll-forward of this account:

Balance at December 31, 2002	$2,448,579
Capitalized costs	197,438
Net proceeds from sale of homes	(268,560)

Balance at December 31, 2003	$2,377,457

Real Estate Owned (Held for Sale). Real Estate Owned increased by approximately $7 million (733%) as a result of the acquisition of property, net of related sales. The properties acquired were as follows:

•	A personal residence in Telluride, Colorado acquired on September 25, 2003 with a loan balance of approximately $1.7 million.

•	Two parcels of raw land in Mesquite, Nevada acquired in August of 2003 with loan balances of approximately $2.6 million and $2.5 million.

•	A speculative home in Aspen, Colorado with a loan balance of approximately $1.9 million. During the third quarter, the property was sold. As a result, the Company recognized a profit of approximately $90,000 and has a note receivable in the amount of $125,000.

The Company had write-downs of $250,000 related to the Mesquite, Nevada properties in the net balance of Real Estate Owned.

On April 4, 2003, the Company acquired real estate owned property through a foreclosure on a mortgage loan whose outstanding balance at the time of foreclosure was approximately $1.6 million, including principal and accrued interest. The properties consisted of a hotel and three parcels of land, which were transferred from mortgage loans to real estate owned upon foreclosure. The Company sold the hotel and two of the parcels of land resulting in a loss of approximately $144,000 and $27,000, respectively.

Liabilities

Dividends Payable. Dividends Payable increased by approximately $151,000 (7%). This increase was primarily due to the increase in the number of common shares outstanding, which have been issued through the Dividend Reinvestment Program.

Lines of Credit. Borrowings under lines of credit decreased by approximately $9.3 million to $0 at December 31, 2003. The decrease was primarily due to loan pay-offs of approximately $12 million in December 2003. The Company used the cash to pay-off the borrowings under the lines of credit.

Collateralized Notes and Collateralized Notes – Related Party. Collateralized Notes increased by approximately $13.6 million (69%) because of increased issuance of such notes due to increased demand. The Company’s stated interest rates are higher than the average rates paid by state and federal banks. Increased advertising and marketing efforts have allowed more investors to become aware of the interest rate differences and as a result have moved their deposits from state and federal banks to the Company’s collateralized note program. The collateralized notes were approved for public sale on January 18, 2001 in our initial registration statement.

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

Land Held for Residential Development. Land Held for Residential Development decreased by approximately $334,000 (12%). As of December 31, 2002, the homebuilder sold no homes. The following provides a roll-forward of this account in 2002:

Balance at December 31, 2001	$2,782,715
Capitalized costs	231,807
Net proceeds from sale of lots	(565,943)

Balance at December 31, 2002	$2,448,579

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

Liabilities

Dividends Payable. Dividends Payable increased by approximately $108,000 (5%). This was primarily due to the increase in the number of common shares outstanding, which have been issued through the Dividend Reinvestment Program.

Accounts Payable and Accrued Expense and Accounts Payable – Related Party. Accounts Payable and Accrued Expense and Accounts Payable – Related Party increased by approximately $323,000. This increase was primarily due to the management fee of approximately $220,000 due to the Manager at December 31, 2002.

Lines of Credit. Borrowings under lines of credit increased by approximately $9.3 million from $0 at December 31, 2001. The increase was primarily due to the Company funding additional mortgage loans.

Collateralized Notes and Collateralized Notes – Related Party. Collateralized Notes increased by approximately $10.3 million (101%) because of increased issuance of such notes due to increased demand. Demand increase primarily due to the stated interest rates of the notes being higher than the average interest rate paid by state and federal banks. Our collateralized notes were authorized for public sale January 19, 2001. A new registration statement was filed and declared effective on May 7, 2002.

Results of Operations

The rate / volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Year Ended			Year Ended
	December 31, 2003			December 31, 2002
	Over/Under			Over/Under
	December 31, 2002			December 31, 2001
	Net			Net
	Change	Rate	Volume	Change	Rate	Volume
Interest Income
Mortgage Loans	$2,005,441	$(614,808)	$2,620,249	$1,931,454	$(179,223)	$2,110,677
Cash Accounts	(55,374)	(22,116)	(33,258)	5,134	(33,230)	38,364

Total	$1,950,067	$(636,924)	$2,586,991	$1,936,588	$(212,453)	$2,149,041

Interest Expense
Line of Credit	$305,212	$2,697	$302,515	$(5,035)	$(41,220)	$36,185
Notes Payable	(4,623)	—	(4,623)	4,623	—	4,623
Collateralized Notes	612,676	32,359	580,317	84,958	(279,129)	364,087

Total	$913,265	$35,056	$878,209	$84,546	$(320,349)	$404,895

Change in Net Interest Income	$1,036,802	$(671,980)	$1,708,782	$1,852,042	$107,896	$1,744,146

Our operating results include all of the reported income of our mortgage finance operation. The comparison of the year ended December 31, 2003 and 2002 is as follows:

2003 Compared to 2002

Interest Income, Mortgage Assets. Interest income increased approximately $2.0 million (20%) for the year ended December 31, 2003 as compared to 2002. This increase was due primarily to additional funds invested in mortgage loans as a result of increased cash available from dividend reinvestments during the period and the use of short-term borrowings to fund a corresponding increase in loan demand.

Total Interest Expense. Interest expense increased by approximately $913,000 (110%) for the year ended December 31, 2003 as compared to 2002. The increase is primarily due to an increase in collateralized notes from the prior year, as well as significantly more line of credit borrowings during 2003 versus 2002.

Provision for Loan Losses: Provision for Loan Losses decreased by approximately $770,000 (97%) primarily due to a decrease in high risk or problem loans, some of which were transferred to real estate owned upon foreclosure. The overall LTV on the current portfolio decreased from 62% to 49% from December 31, 2002 to 2003, respectively.

Other Income. Other income decreased by approximately $49,000 for the year ended December 31, 2003 as compared to 2002. This decrease was primarily due to the gain on sale of real estate owned in fiscal year ended December 31, 2002 in addition to operating income generated from one of the foreclosure properties.

Total Expenses. Total expenses increased by approximately $582,000 (57%) for the year ended December 31, 2003 as compared to 2002. Other expenses increased by approximately $332,000, which primarily represents foreclosure fees paid by the Company. In addition, there was an increase in professional fees from the prior year due to increased audit and tax fees. Management and Directors fees also increased as the Company incurred a management incentive bonus of approximately $392,000 in 2003 compared to $314,000 in 2002 and director’s stock compensation fees of approximately $66,000 in 2003 compared to $0 in 2002.

2002 Compared to 2001

Interest Income, Mortgage Loans. Interest income from mortgage loans increased approximately $1.9 million (25%) for the year ended December 31, 2002 as compared to 2001. The increase was due primarily to additional funds invested in mortgage loans as a result of increased cash available from dividend reinvestments during the period, and the use of short-term borrowings to fund a corresponding increase in loan demand.

Total Interest Expense. Interest expense increased approximately $85,000 (11%) for the year ended December 31, 2002 as compared to 2001. The increase is primarily due to the increase in collateralized notes from the prior year offset by lower interest rates.

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

Total Expenses. Total expenses increased approximately $525,000 (106%) for the year ended December 31, 2002 as compared to 2001. The increase was in part due to an increase in professional fees from the prior year due to increased legal fees and increased audit and tax fees due to a change in audit firm. In addition, Management and Directors fees increased as the Company incurred a management incentive bonus of approximately $314,000, while the incentive bonus fee incurred in 2001, was approximately $88,000. Finally, other expenses increase by approximately $151,000, which represents foreclosure fees paid by the Company.

Interest Rate/Market/Credit Risk

We seek to manage the interest rate, credit and market risk of our portfolio. By originating short-term loans (generally less than three years), we can significantly reduce the risk of changing interest rates. Although the majority of our loans are in the states of Arizona and Nevada, we are also acquiring loans in California, Utah, and Colorado.

The following table sets forth the weighted average yield earned on our assets and the weighted average expense of our liabilities for the periods shown.

Interest Rate/ Market/ Credit Risk
For the years ended December 31,

	2003	2002	2001
Interest Income
Mortgage Loans	11.77%	12.53%	12.65%
Cash Accounts	0.64%	1.63%	2.14%
Interest Expense
Line of Credit	4.19%	4.67%	8.81%
Notes Payable	—	0.50%	—
Collateralized Notes	5.54%	5.33%	7.22%
Net Interest Spread	6.52%	7.09%	4.95%

Liquidity and Capital Resources

We manage our short-term liquidity (that is, our funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow, which can be used to originate new loans, service debt and pay dividends to stockholders. This source provided approximately $11.7 million during 2003. We generally have the ability to apply this cash flow as needed.

Secondly, the payoff and prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $95.6 million we would anticipate annual cash flows from principal pay downs of approximately $33.5 million in 2004. As we continue to issue collateralized notes, our portfolio will increase as will the cash flow from principal pay downs. Again, normally these funds are used to originate new mortgage loans, but can be used in other ways.

The following table illustrates the scheduled maturities of mortgage loan investments subsequent to December 31, 2003:

Maturity	Amount
2003	$6,527,408
2004	42,492,782
2005	29,777,000
2006	16,812,974

$95,610,164

Under existing loans, the Company is required to fund additional loan amounts totaling $6,201,802 as of December 31, 2003.

Thirdly, we have the ability to issue collateralized notes to provide additional liquidity to our portfolio. As of May 7, 2002, we were able to offer collateralized notes with maturities of up to five years. Although not a committed source, we can utilize collateralized notes to meet a portion of our short-term funding needs under normal market conditions. The following table reflects the maturities of collateralized notes as of December 31, 2003:

Maturity Year	Amount
2004	$31,590,658
2005	644,137
2006	—
2007	342,913
2008	832,571

$33,410,279

Lastly, we had four committed lines of credit with commercial banks to provide another level of liquidity as of December 31, 2003. We can borrow $6.5 million, $3.5 million, $7.0 million, and $2.5 million on four separate lines of credit to provide funding for new mortgage loans, for an aggregate of $19.5 million in available credit. The $6.5 million line is available through June 15, 2004. The $3.5 million line is available through April 15, 2004. The $7.0 million line is available through October 15, 2004. The $2.5 million line matured January 23, 2004 (extended to April 23, 2004). All four of the lines are collateralized by mortgage loans and borrowings under the lines bear interest at the applicable bank’s prime or reference rate. We are required to comply with various operating and financial covenants in the lines. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, (ii) maximum debt-to-equity ratio, and (iii) a maximum amount allowable for lines of credit of $20 million. We are in compliance with these covenants. The Company had a zero outstanding balance on these lines of credit as of December 31, 2003.

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

Contractual Obligations and Commitments as of December 31, 2003

	Payments Due or Commitment Expiration by Period
	Total	Less Than 1 year	1-5 years
Short-Term Debt
Collateralized Notes	$33,410,279	$31,590,658	$1,819,621

Commitments
Mortgage Loans	$6,201,802	$3,501,802	$2,700,000

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

Loans are initially risk – graded when originated. They are re-graded on a quarterly basis and numerous factors are considered such as renewal, loans to the same borrower, identified facts demonstrating heightened risk of nonpayment, and delinquency. The loan review process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported quarterly to the directors on actions to be taken. Watch list loans are those loans considered as having weakness detected in character, capacity to repay or balance sheet concerns and prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

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

After reviewing the loan portfolio, management evaluates the loan portfolio and identifies those loans which they believe require a specific allowance. After considering loans which require a specific allowance, the Company then allocates or assigns a portion of the allowance for loan loss to groups of loans and individual loans to cover management’s estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No 114 (SFAS 114) “Accounting by Creditors for Impairment of a Loan” and No 118 (SFAS 118) “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”. Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover management’s best estimate of probable losses, management records additional provision for loan loss. If the allowance is greater than required at that point in time, provision expense is adjusted accordingly.

While management uses available information to recognize losses on loans, future adjustments to the allowance for loan loss may be necessary based on changes in economic conditions and the impact of such changes on the Company’s borrowers.

Consistent with US GAAP and with the methodologies used in estimating the unidentified losses in the loan loss portfolio, the allowance for loan loss consists of two components.

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

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at December 31, 2003.

Non-Performing Loans, Potential Problem Loans, and Other Real Estate

The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of the Notes, principal and accrued interest. At December 31, 2003 the Company had two loans which were 306 to 364 days past due totaling approximately $5.5 million in principal and accrued interest. As of December 31, 2002, there were eight loans totaling approximately $13.3 million in principal and accrued interest, which were past due.

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

For the most part, our loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, principal and interest payments with a balloon payment at the end of the loan term, or interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 5% increase or decrease in general interest rates (from those prevailing at December 31, 2003) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, Utah, or California could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

We have attempted to mitigate these risk exposures through our manager. The Manager carefully underwrites and services our loans. The underwriting decision to provide a loan to an applicant is based primarily upon the loan-to-value ratio for the underlying collateral. Thereafter, our manager uses early intervention, aggressive collection and loss mitigation techniques in the servicing process. While we have attempted to mitigate these risk exposures, there can be no assurance that these efforts will be successful.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

Board of Directors
Specialty Trust, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Specialty Trust, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Trust, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

               /s/ KPMG LLP

Sacramento, California
March 12, 2004

Report of Independent Certified Public Accountants

Board of Directors Specialty Trust, Inc.

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows of Specialty Trust, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the results of operations. We believe that our audit of the consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows referred to above present fairly, in all material respects, the results of operations of Specialty Trust, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Reno, Nevada January 25, 2002

SPECIALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,

	2003	2002
ASSETS
ASSETS
Cash and Cash Equivalents	$2,593,407	$92,684
Accrued Interest Receivable	875,474	1,123,865
Accounts Receivable	70,313	—
Land Held for Residential Development	2,377,457	2,448,579
Real Estate Owned (Held for Sale)	7,913,160	950,000
Mortgage Loans Held for Investment, net of allowance for loan losses of $1,424,256 and $1,815,576 and unearned discount of $103,966 and $120,489 at December 31, 2003 and 2002, respectively	94,081,942	94,309,329
Other Assets	546,941	399,139

Total Assets	$108,458,694	$99,323,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Dividends Payable	$2,305,444	$2,154,901
Accounts Payable – Related Party	119,284	241,824
Accounts Payable and Accrued Expenses	326,844	159,726
Accrued Interest Payable	56,952	37,523
Deferred Revenue and Other Liabilities	113,400	102,900
Lines of Credit	—	9,336,000
Collateralized Notes	31,881,866	19,074,906
Collateralized Notes - Related Party	1,528,413	696,125

Total Liabilities	36,332,203	31,803,905

STOCKHOLDERS’ EQUITY
Common Stock; $0.01 par value; 50,000,000 Shares authorized; 7,684,813 and 7,183,004 Issued and outstanding as of December 31, 2003 and 2002, respectively	76,848	71,830
Additional Paid-in Capital	71,828,838	67,447,861
Retained Earnings	220,805	—

Total Stockholders’ Equity	72,126,491	67,519,691

Total Liabilities and Stockholders’ Equity	$108,458,694	$99,323,596

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31,

	2003	2002	2001
Revenues
Interest and Dividend Income
Mortgage Loans	$11,674,776	$9,669,335	$7,737,881
Cash Accounts	1,951	57,325	52,191
Dividends	—	—	7,097
Rental Income	17,500	—	—

Total Interest and Dividend Income	11,694,227	9,726,660	7,797,169

Interest Expense
Lines of Credit	342,949	37,737	42,772
Notes Payable – Related Parties	—	4,623	—
Collateralized Notes	1,398,882	786,206	701,248

Total Interest Expense	1,741,831	828,566	744,020

Net Interest and Dividend Income	9,952,396	8,898,094	7,053,149
Provision for Loan Losses	25,137	795,255	496,427

Net Interest and Dividend Income after Provision for Loan Losses	9,927,259	8,102,839	6,556,722
Real Estate Owned (Loss) Gain	(84,998)	—	10,392
Other Income	15,313	64,754	15,779

Net Revenues	9,857,574	8,167,593	6,582,893

Expenses
General and Administrative	594,122	480,995	389,757
Management and Directors’ Fees (including incentive compensation bonus)	527,613	390,903	108,007
Other Expense	483,094	150,988	—

Total Expenses	1,604,829	1,022,886	497,764

NET EARNINGS	8,252,745	7,144,707	6,085,129
Preferred Stock Dividend	—	—	4,540,231

NET EARNINGS ATTRIBUTABLE TO COMMON STOCK	$8,252,745	$7,144,707	$1,544,898

Basic Earnings Per Share	$1.11	$1.02	$0.79

Diluted Earnings Per Share	$1.10	$1.01	$0.77

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended December 31,

							Accumulated
	Class A Convertible						Other
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Compre- hensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 1, 2001	4,624,276	$46,243	334,400	$3,344	$45,242,156	$—	$(957)	$45,290,786
Comprehensive income:
Net earnings	—	—	—	—	—	6,085,129	—	6,085,129
Net unrealized loss on investment available-for-sale							11,349	11,349
Reclassification adjustment							(10,392)	(10,392)

Total Comprehensive income								6,086,086
Stock options exercised	—	—	20,218	202	21,250	—	—	21,452
Non-employee stock option expense	—	—	—	—	70,558	—	—	70,558
Collateralized notes received for Preferred Stock	270,284	2,703	—	—	2,970,425	—	—	2,973,128
Dividends reinvested for Preferred Stock	176,588	1,766	—	—	1,851,982	—	—	1,853,748
Preferred Stock issued (net of offering costs of $48,982)	1,396,937	13,969	—	—	15,303,352	—	—	15,317,321
Conversion of Preferred Stock to Common Stock	(6,468,085)	(64,681)	6,468,085	64,681	—	—	—	—
Dividends declared on Preferred Stock	—	—	—	—	—	(4,540,231)	—	(4,540,231)
Dividends declared on Common Stock	—	—	—	—	(501,912)	(1,544,898)	—	(2,046,810)

Balance, December 31, 2001	—	$—	6,822,703	$68,227	$64,957,811	$—	$—	$65,026,038

Comprehensive income:
Net earnings	—	—	—	—	—	7,144,707	—	7,144,707
Stock options exercised	—	—	32,684	327	104,267	—	—	104,594
Non-employee stock option expense	—	—	—	—	81,013	—	—	81,013
Dividends Reinvested on Common Stock			327,617	3,276	3.600,514	—	—	3,603,790
Dividends declared on Common Stock	—	—	—	—	(1,295,744)	(7,144,707)	—	(8,440,451)

Balance, December 31, 2002	—	$—	7,183,004	$71,830	$67,447,861	$—	$—	$67,519,691

SPECIALTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME –
Continued
 Years ended December 31,

	Class A Convertible						Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, December 31, 2002	—	$—	7,183,004	$71,830	$67,447,861	$—	$—	$67,519,691
Net Earnings and Comprehensive Income	—	—	—	—	—	8,252,745	—	8,252,745
Stock Options Exercised	—	—	19,503	195	47,318	—	—	47,513
Dividends Reinvested on Common Stock	—	—	476,306	4,763	5,234,600	—	—	5,239,363
Stock Granted			6,000	60	65,940			66,000
Dividends Declared on Common Stock	—	—	—	—	(966,881)	(8,031,940)	—	(8,998,821)

Balance, December 31, 2003	—	$—	7,684,813	$76,848	$71,828,838	$220,805	$—	$72,126,491

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2003	2002	2001
Cash Flows from Operating Activities:
Net Earnings	$8,252,745	$7,144,707	$6,085,129
Adjustment to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization and Depreciation	57,347	91,135	54,117
Provision for Loan Losses	25,137	795,255	496,427
Charge Off of Bad Debt	—	—	(1,107)
Amortization of Loan Points on Mortgage Loans	(91,521)	(68,628)	(24,527)
Non-cash Stock Compensation	66,000	81,013	70,558
Gain on Investments	—	—	(10,392)
Loss (Gain) on Sale of Real Estate Owned, net	84,998	(32,776)	—
Changes in Assets and Liabilities:
Deferred Charges	85,500	—	8,391
Accrued Interest Receivable	5,998	(287,028)	(318,497)
Other Assets and Accounts Receivable	(85,277)	(93,604)	(588)
Accounts Payable (including Related Party) and Accrued Interest Payable	64,007	323,141	64,310

Net Cash Provided by Operating Activities	8,464,934	7,953,215	6,423,821

Cash Flows from Investing Activities:
Investment in Real Estate Owned	(298,576)	—	(404,577)
Proceeds from Sales of Real Estate Owned	3,176,346	473,022	—
Investment in Land Held for Residential Development	(197,438)	(231,807)	—
Proceeds on Land Held For Residential Development	268,560	565,943	—
Purchase of Mortgage Loans Held for Investment	(86,070,063)	(70,550,293)	(40,091,628)
Principal Repayments of Mortgage Loans Held for Investment	76,480,299	46,900,431	19,668,928
Proceeds from Investments	—	—	259,866

Net Cash Used in Investing Activities	(6,640,872)	(22,842,704)	(20,567,411)

Cash Flows from Financing Activities:
Proceeds from Preferred Stock Offering, Net	—	—	15,317,321
Proceeds from Common Stock Options Exercised	47,513	104,594	21,452
Deposits received for Preferred Stock Offering	—	—	79,794
Deposits paid out relating to Common Stock Transactions	—	(1,003,200)	—
Cash Dividends Paid	(3,608,915)	(4,728,571)	(4,073,765)
Net (payments)/ proceeds on Line of Credit	(9,336,000)	9,336,000	(4,452,500)
Proceeds on Collateralized Notes	18,976,326	15,458,602	9,104,634
Interest Reinvested in Collateralized Notes	1,128,357	683,056	611,855
Principal Payments on Collateralized Notes	(6,465,435)	(5,846,068)	(3,821,379)
Debt Issuance Costs	(65,185)	(84,429)	(201,350)

Net Cash Provided by Financing Activities	676,661	13,919,984	12,586,062

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,500,723	(969,505)	(1,557,528)
Cash and Cash Equivalents at Beginning of Year	92,684	1,062,189	2,619,717

Cash and Cash Equivalents at end of Year	$2,593,407	$92,684	$1,062,189

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
Years ended December 31,

	2003	2002	2001
Supplemental Cash Flow Information:
Cash paid for interest	$1,722,402	$807,742	$151,649

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Mortgage Loan Foreclosure Transfer to Real Estate Owned	$10,224,992	$1,883,000	$2,823,562

Collateralized Notes Exchanged for the Issuance of Preferred Stock	$—	$—	$2,973,128

Dividends Declared but Not Paid	$2,305,444	$2,154,901	$2,046,811

Dividends Reinvested for Preferred Stock	$—	$—	$1,853,748

Dividends Reinvested for Common Stock	$5,239,363	$3,603,790	$—
Reclassification of Allowance For Loan Losses to Real Estate Owned	$250,000	$—	$—
Charge-off of Accrued Interest	$166,457	$—	$—
Note Received For Sale of Foreclosed Property	$125,000	$—	$—
Accrued Interest Transferred to Real Estate Owned	$75,936	$—	$—
Mortgage Loans issued to facilitate sale of real estate owned:
Investment in Real Estate Owned	$—	$933,000	$—
Deferred Revenue	—	102,900	—

Mortgage Loans	$—	$1,035,900	$—

The accompanying notes are an integral part of the statements.

SPECIALTY TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Specialty Trust, Inc., formerly Specialty Mortgage Trust, and Subsidiaries (the “Company”) is a Maryland corporation, which acquires and holds interests in mortgage loans secured by property located in Nevada, Arizona, Colorado, California, and Utah. Our strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. The Company has elected to be a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (the Manager), a private mortgage finance business operating in Nevada and wholly owned by Nello Gonfiantini III, the Company’s President and Chairman of the Board of Directors. The Company was incorporated on October 21, 1997 and began operations on January 31, 1998, following the closing of the Company’s initial private placement of its preferred stock.

The consolidated financial statements for the year ended December 31, 2003, include the accounts of the Company and its wholly owned subsidiaries, Specialty Acquisition Corporation (SAC), a taxable REIT subsidiary and Specialty Acquisition Corporation II (SAC II), a qualified REIT subsidiary. SAC was formed on May 2, 2002 to enable the Company to perform development activities to land it foreclosed upon (Note 2), and to maintain the Company’s qualified REIT status. SAC II was formed as a qualified REIT subsidiary for a particular piece of REO property acquired through foreclosure during 2003. All inter-company accounts and transactions have been eliminated upon consolidation.

The prior year financial statements contain certain reclassifications to conform to the current year classifications. These reclassifications had no effect on net earnings.

Cash and Cash Equivalents

The Company considers money market accounts to be cash equivalents.

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

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Advertising

The Company expenses the costs of advertising as incurred. Total advertising expense for the years ended December 31, 2003, 2002 and 2001 was $176,811, $7,080 and $59,610, respectively.

Mortgage Loans

The Company has both the intent and ability to hold mortgage loans until maturity and, therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost.

The mortgage loans are originated by the Manager, in the name of the Manager, and simultaneously sold, in whole or in part, to the Company while servicing is retained by the Manager. A majority of the Company’s loans include a participating interest in which the Company and third party investors share in the ownership of the loans.

The Company follows the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 114 “Accounting by Creditors for Impairment of a Loan”, and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”. Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. SFAS No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company generally obtains a third party appraisal on the underlying collateral for impaired loans to determine the amount of impairment, if any. SFAS No. 118 clarifies interest income recognition and disclosures of SFAS No. 114.

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

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Deferred Charges

Deferred charges are costs associated with origination of collateralized notes and lines of credit fees, which are amortized by the effective interest method over the contractual life of the related obligation.

Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period. For the diluted EPS calculation, the weighted average common shares and potentially dilutive securities outstanding include the average number of shares of common stock outstanding adjusted for the dilutive effect of unexercised stock options using the treasury method. No common share equivalents are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.

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

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowances for loan losses and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses.

Income Taxes

The Company believes it has qualified as a REIT and generally is not subject to Federal income taxes on the portion of taxable income which is distributed to its stockholders. The Company is, however, subject to Federal income taxes for taxable income not distributed.

Taxable income that is distributed is taxable to the stockholders as ordinary income.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a)	Cash and Cash Equivalents. The carrying amount approximates fair value because of the relatively short maturity of these instruments.

(b)	Mortgage Loans Held for Investment Including Accrued Interest Receivable and Accounts Receivable. The carrying value of these instruments approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

(c)	Lines of Credit and Collateralized Notes. The fair value of the Company’s lines of credit and collateralized notes are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value approximates the carrying value of the Company’s lines of credit given the variable interest rate on the lines of credit. The fair value of the collateralized notes approximates carrying values due to their short term nature.

(d)	Accounts Payable and Accrued Expenses, Accounts Payable — Related Party, and Accrued Interest Payable. Due to the short term nature of the balance sheet items, the fair market value approximates the carrying value of these liabilities.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Correction”, SFAS 145 eliminates extraordinary accounting treatment for reporting a loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe applicability under changed conditions. The provisions of SFAS 145 were effective for the Company at the beginning of fiscal year 2003; however, early application of SFAS 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of SFAS 145 would be reclassified in most cases following adoption. The adoption of SFAS 145 had no effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS 146 was required for the Company’s fiscal year beginning January 1, 2003. The adoption of SFAS 146 had no impact on the Company’s financial statements.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

On December 31, 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The disclosure requirements of SFAS 148 for interim financial statements containing consolidated financial statements were effective for interim periods beginning in 2003. The Company has previously adopted the fair value method of accounting for stock-based compensation of SFAS 123, and accordingly, SFAS 148 did not have a material impact on the Company’s reported results of operations or financial position in 2003.

FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, (Interpretation 45), requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: i) a parent’s guarantee of a subsidiary’s debt to a third party, and ii) a subsidiary’s guarantee of the debts owed to a third party by either its parent or another subsidiary of that parent. The interpretation was effective for the Company on January 1, 2003; however, this interpretation had no impact on the Company, as the Company does not guarantee any indebtedness.

FASB Interpretation No. 46, revised December 2003 (FIN 46R), “Consolidation of Variable Interest Entities” addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (VIEs), that was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets,

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

liabilities and noncontrolling interest of the VIE. The Company currently does not have any VIEs.

NOTE 2. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentrations of credit and market risk include cash and mortgage loans.

The Company maintains cash deposit accounts in banks, which, at times, may exceed Federally insured limits.

Substantially all of the loans purchased by the Company are fixed rate loans secured by the first deed of trust on commercial, land, nonconforming, and multi-family properties. Maturities on the mortgage loans range from one to three years.

Concentration of mortgage loans exists in Arizona and northern Nevada of approximately 52% and 22%, respectively in 2003. As such, the Company has a significant geographic concentration of credit risk that may be adversely affected by periods of economic decline.

Concentration of mortgage loan products exists primarily in land loans. As such, the Company has a significant product concentration of credit risk that may be adversely affected by periods of economic decline. The following table illustrates the concentration percentages by product type:

As of December 31,

	2003		2002
Land	$72,555,016	76%	$52,247,282	55%
Construction	18,989,693	20%	37,898,459	39%
Commercial Building	—	—	1,954,915	2%
Other	4,065,455	4%	4,144,738	4%

	$95,610,164	100%	$96,245,394	100%

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

NOTE 2. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)

The following table illustrates the scheduled maturities of mortgage loan investments subsequent to December 31, 2003:

Maturity	Amount
2003	$6,527,408
2004	42,492,782
2005	29,777,000
2006	16,812,974

$95,610,164

Group concentration of credit risk exists in borrowers of mortgage loans. At December 31, 2003 and 2002, 38% and 51%, respectively, of mortgage loans were concentrated in multiple loans to five borrowers. The amount of loss is limited to the recorded amounts of the loans of $36,743,049 and $48,684,614 at December 31, 2003 and 2002, respectively. Multiple loans to one borrower or to related entities generally contain cross default provisions. At December 31, 2003, there was one loan with a cross default provision in excess of 10% of the portfolio. There were no instances of loans with cross default provisions in excess of 10% of the portfolio as of December 31, 2002. As of December 31, 2003 the portfolio contained two loans totaling $29,950,000, which exceeded 10% of total mortgage loans. Additionally, one borrower had loans totaling $11,607,768, which exceeded 10% of total mortgage loans at December 31, 2003. As such, the Company has a significant borrower concentration of credit risk that may be adversely affected by periods of economic decline. The significant borrower concentration of credit risk related to the top 10 borrowers of the portfolio represent approximately 92% and 65% of the portfolio, as of December 31, 2003 and 2002, respectively. The amount of loss is limited to the recorded amounts of the loans of $88,096,854 and $62,523,890 at December 31, 2003 and 2002, respectively.

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

NOTE 3. LAND HELD FOR RESIDENTIAL DEVELOPMENT (CONTINUED)

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

SAC receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. SAC is not obligated for any future costs of the Project once a completed lot is delivered to the homebuilder. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduces SAC’s investment in the land held for residential development. Upon the sale of completed homes by the homebuilder to an independent third-party, SAC reduces land held for residential development based on all cash proceeds received under the cost recovery method. After the investment has been fully recovered SAC will recognize revenue equal to its share of the profits realized and received from home sales and may record a provision for income taxes if SAC is anticipated to generate taxable income for the year.

On June 20, 2003, the homebuilder neglected to exercise his option to purchase Phase III of the Project. The Company has subsequently listed the property for sale.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete the lots, SAC incurred site mapping and other engineering costs and real estate taxes, and insurance fees, all of which were capitalized. 14 homes were sold during fiscal year ended December 31, 2003. The following provides a roll-forward of this account:

Balance at December 31, 2001	$2,782,715
Capitalized costs	231,807
Net proceeds from sale of lots	(565,943)

Balance at December 31, 2002	2,448,579
Capitalized costs	197,438
Net proceeds from sale of homes	(268,560)

Balance at December 31, 2003	$2,377,457

NOTE 4. REAL ESTATE OWNED (HELD FOR SALE)

As of December 31, 2003 and 2002, real estate owned totaled $7.9 million and $950,000, respectively. The properties acquired were as follows:

•	A personal residence in Telluride, Colorado acquired on September 25, 2003 with a loan balance of approximately $1.7 million.

•	Two parcels of raw land in Mesquite, Nevada acquired in August of 2003 with loan balances of approximately $2.6 million and $2.5 million.

•	A speculative home in Aspen, Colorado with a loan balance of approximately $1.9 million. During the third quarter, the property was sold. As a result, the Company recognized a profit of approximately $90,000 and has a note receivable in the amount of $125,000.

•	A commercial property located in Las Vegas, Nevada acquired in August 2002 with a loan balance of $950,000.

NOTE 4. REAL ESTATE OWNED (HELD FOR SALE) (CONTINUED)

The Company had write-downs of $250,000 related to the Mesquite, Nevada properties in the net balance of Real Estate Owned.

On April 4, 2003, the Company acquired real estate owned property through a foreclosure on a mortgage loan whose outstanding balance at the time of foreclosure was approximately $1.6 million, including principal and accrued interest. The properties consisted of a hotel and three parcels of land, which were transferred from mortgage loans to real estate owned upon foreclosure. The Company sold the hotel and two of the parcels of land resulting in a loss of approximately $144,000 and $27,000, respectively.

NOTE 5. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage Loan Products

The Company has four mortgage loan products consisting of land, construction, commercial building and other. Substantially all mortgage loans have similar effective interest rates ranging from 10.5% to 13.25%. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates, the Company does not compile and report revenues by product type. See Note 2 (Financial Instruments and Concentrations of Credit Risk) for a table that sets forth balances by mortgage loan product type.

Under existing loans, the Company is required to fund additional loan amounts totaling $6,201,802 as of December 31, 2003. Of the mortgage loans outstanding as of December 31, 2003, 96% is collateralized by first deeds of trust, while the remaining 4% is collateralized by second and third deeds of trust.

Allowance for Loan Losses

The Company sets aside an allowance for loan losses through periodic charges to earnings. While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at December 31, 2003 and 2002. During the years ended December 31, 2003, 2002 and 2001, the Company has recorded a provision for loan losses of $25,137, $795,255 and $496,427, respectively.

At December 31, 2003 and 2002, Collateralized Notes were secured by $52,036,733 and $30,490,965, respectively, of mortgage loans pledged as collateral.

NOTE 5. MORTGAGE LOANS HELD FOR INVESTMENT (CONTINUED)

The following table presents a roll forward of the allowance for loan loss:

Balance at January 1, 2001	$750,000
Provision for Loan Losses	496,427
Charge Offs	(226,106)

Balance at December 31, 2001	1,020,321
Provision for Loan Losses	795,255
Charge Offs	—

Balance at December 31, 2002	1,815,576
Provision for Loan Losses	25,137
Charge Offs	(416,457)

Balance at December 31, 2003	$1,424,256

Delinquent Loans

At December 31, 2003, the Company had three loans that were 153 to 364 days past due, totaling approximately $6.6 million in principal and accrued interest. The Company accrued interest on these three loans until the loans were 90 days past due; however, in accordance with our revenue recognition policy, the Company ceases to accrue additional interest income if these loans become 90 days past due. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of the Notes, principal and accrued interest. The accrued interest on one delinquent loan was reversed because management determined that the underlying collateral did not support recovery of the interest. The accrued interest recorded on the other delinquent loans at December 31, 2003 was approximately $91,000. Management has evaluated the collectability of these delinquent loans in light of the types and dollar amounts of the loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan and determined that amounts are collectible.

At December 31, 2002, the Company had eight loans that were 30 to 245 days past due, totaling approximately $13.3 million in principal and accrued interest. The Company accrued interest on these eight loans until the loans were 90 days past due; however, in accordance with our revenue recognition policy, the Company ceases to accrue additional interest income if these loans become 90 days past due. The accrued interest recorded on these eight delinquent loans at December 31, 2002 was approximately $359,000.

NOTE 6. BANK LINES OF CREDIT

At December 31, 2003, the Company maintained four revolving lines of credit. The first line of credit allows the Company to borrow up to $3.5 million and matures April 15, 2004. The second line of credit allows the Company to borrow up to $6.5 million and matures June 15, 2004. The third line of credit allows the Company to borrow up to $7.0 million and matures on October 15, 2004. The fourth line of credit allows the Company to borrow up to $2.5 million and matured January 23, 2004 (extended to April 23, 2004). All four lines bear interest at the bank’s prime rate (4.0% at December 31, 2003). On December 31, 2003, the outstanding balance on all of the lines of credit was zero. Lines of credit all contain renewal options for a nominal fee and management anticipates they will renew these lines. All lines of credit are collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, (ii) maximum debt-to-equity ratio, (iii) fixed charge coverage ratio, (iv) interest coverage ratio, and (v) a maximum allowable for lines of credit of $20 million. The Company was in compliance with these covenants as of December 31, 2003.

At December 31, 2002, the Company maintained three revolving lines of credit. The first line of credit allowed the Company to borrow up to $6.5 million. The second line of credit allowed the Company to borrow up to $3.0 million, and the third line of credit allowed the Company to borrow up to $5.0 million. These lines bore interest at the bank’s prime rate (4.25% at December 31, 2002) and matured July 1, 2003 and October 15, 2003. On December 31, 2002, the outstanding balances on the lines of credit were $1,336,000, $3,000,000, and $5,000,000 respectively. All lines of credit were collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants including maintaining a maximum debt to equity ratio. The Company was in compliance with these covenants as of December 31, 2002.

NOTE 7. COLLATERALIZED NOTES

On May 7, 2002, a registration statement was declared effective by the Securities and Exchange Commission increasing the amount of Collateralized Notes available for sale up to $269,312,000 (including amounts remaining unsold under the prior registration), from the original $250,000,000, which was declared effective on January 18, 2001. The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes. The outstanding Collateralized Notes have maturities ranging from three months to five years from the date of issue and bear a fixed rate of interest (2.25% to 7.5% at December 31, 2003). The effective yield of Collateralized Notes outstanding at December 31, 2003 and 2002 was 5.58% and 4.76%, respectively. At December 31, 2003 and 2002, the Collateralized Notes were secured by $52,036,733 and $30,490,965, respectively, of mortgage loans pledged as collateral.

NOTE 7. COLLATERALIZED NOTES (CONTINUED)

The following table reflects the maturities of collateralized notes as of December 31, 2003:

Maturity Year	Amount
2004	$31,590,658
2005	644,137
2006	—
2007	342,913
2008	832,571

$33,410,279

SPACE INTENTIONALLY LEFT BLANK

NOTE 9. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
(In thousands, except per share amount)
Interest and dividend income	$2,836	$2,910	$2,905	$3,043
Interest expense	395	450	451	445

Net interest/ dividend income	2,441	2,460	2,454	2,598
Other Income (Loss)	1	(157)	53	34
Provision for Loan Loss	62	421	(359)	(98)
General and Administrative	87	168	138	201
Management and Directors Fees	192	72	108	155
Other Expenses	56	228	174	26

Net Earnings	$2,045	$1,414	$2,446	$2,348

Net Earnings per share – Basic	$0.28	$0.19	$0.32	$0.32

Net Earnings per share – Diluted	$0.28	$0.19	$0.32	$0.31

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
(In thousands, except per share amount)
Interest and dividend income	$2,155	$2,485	$2,413	$2,674
Interest expense	155	192	210	272

Net interest/ dividend income	2,000	2,293	2,203	2,402
Other Income	11	121	4	(71)
Provision for Loan Loss	130	129	131	405
General and Administrative	92	153	100	136
Management and Directors Fees	7	110	13	261
Other Expenses	—	88	25	38

Net Earnings	$1,782	$1,934	$1,938	$1,491

Net Earnings per share – Basic	$0.26	$0.28	$0.27	$0.21

Net Earnings per share – Diluted	$0.26	$0.28	$0.27	$0.20

NOTE 10. EARNINGS PER SHARE

Following is a reconciliation of earnings per share (in thousands, except per share amounts):

For the years ended December 31,

	2003	2002	2001
Basic:
Net Earnings Applicable to Common Stock	$8,253	$7,145	$1,545

Weighted Average Number of Shares – Basic	7,463	7,033	1,955

Earnings Per Share – Basic	$1.11	$1.02	$0.79

Diluted:
Net Earnings for Diluted Earnings Per Share	$8,253	$7,145	$1,545

Weighted Average Number of Shares – Basic	7,463	7,033	1,955

Additional Shares due to dilutive Stock Options	23	39	52

Weighted Average Number of Shares – Diluted	7,486	7,072	2,007

Earnings Per Share – Diluted	$1.10	$1.01	$0.77

Stock Options not included because they were anti-dilutive	—	—	25

NOTE 11. STOCK OPTIONS

In October 1997, the Company adopted the 1997 Executive and Non-Employee Director Stock Option Plan (the Plan) pursuant to which 300,000 shares of the Common Stock were reserved for issuance upon the exercise of options granted. If the outstanding shares of Stock as reflected on the Company’s balance sheet exceeds 3,000,000, the total number of shares of Stock reserved and available for issuance (inclusive of shares already issued) under the Plan shall automatically be increased so as to equal 10% of the number of outstanding shares of stock. Therefore, the total number of shares of Common Stock, which are available for issuance upon the exercise of options granted, was 768,481. Options granted may be designated as either (a) incentive stock options (ISO’s) under the Internal Revenue Code of 1986, as amended, at an exercise price equal to the fair market value of the underlying stock, or (b) nonqualified options at a Board of Directors determined option price. ISO’s and nonqualified options may be granted by the Board of Directors to participating directors, officers, other employees of the Company or its Manager, agents and consultants. Fair market value is determined periodically by the Board of Directors.

NOTE 11. STOCK OPTIONS (CONTINUED)

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

Presented below is a summary of the Company’s stock options and the related transactions for the years ended December 31, 2003, 2002 and 2001:

		Weighted
		Average
		Exercise
	Shares	Price
Balance at January 1, 2001	113,850	$2.62
Granted	55,000	7.73
Exercised	(20,218)	1.06
Forfeited/ expired	(30,000)	5.00

Balance at December 31, 2001	118,632	$4.65
Granted	85,000	11.00
Exercised	(32,684)	3.20
Forfeited/ expired	(11,250)	5.00

Balance at December 31, 2002	159,698	$8.30
Granted	—	—
Exercised	(19,503)	2.44
Forfeited/expired	(2,500)	5.00

Balance at December 31, 2003	137,695	$9.19

NOTE 11. STOCK OPTIONS (CONTINUED)

		Stock Options Outstanding		Stock Options Exercisable
		Weighed
		Average
Exercise		Contractual	Exercise
Prices	Shares	Life	Price	Shares	Exercise Price
December 31, 2003
$0.01	14,648	3.75	$0.01	14,648	$0.01
3.15	1,200	4.58	3.15	1,200	3.15
5.00	13,047	6.00	5.00	8,422	5.00
11.00	108,800	8.64	11.00	32,550	11.00

Totals	137,695			56,820

December 31, 2002
$0.01	23,148	4.81	$0.01	23,148	$0.01
0.05	2,500	5.09	0.05	2,500	0.05
3.15	2,500	5.59	3.15	2,500	3.15
5.00	21,550	7.02	5.00	7,300	5.00
11.00	110,000	9.70	11.00	6,250	11.00

Totals	159,698			41,698

December 31, 2001
$0.01	30,047	5.81	$0.01	30,047	$0.01
0.05	5,000	6.08	0.05	—	—
3.15	9,000	6.58	3.15	6,500	3.15
5.00	49,585	8.12	5.00	9,700	5.00
11.00	25,000	9.75	11.00	—	—

Totals	118,632			46,247

The fair value of the Company’s stock options was estimated as of the grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions for the years ended December 31, 2003, 2002 and 2001: Dividend yield of 12.0% for all years, expected volatility of 0.0%, 0.0% and 0.0%, respectively, and an expected holding period of five years. There were no stock grants issued in 2003, therefore no fair value calculation was performed. The weighted average risk free interest rate of 1.8% and 2.2% was used as of December 31, 2002 and 2001, respectively. Based on these assumptions, compensation expense was $0, $81,013 and $70,558 for the years ended December 31, 2003, 2002 and 2001, respectively.

The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $0, $0, and $0, respectively.

NOTE 12. CAPITAL TRANSACTIONS

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

NOTE 13. RELATED PARTY

On October 23, 1997, the Company entered into a Management Agreement with the Manager. The Manager is responsible for the day-to-day operations of the Company and will perform such services and activities relating to the assets and operations of the Company as are provided for in the Management Agreement. The Manager originates the mortgage loans in the name of the Manager and sells the loans to the Company. The Manager retains the servicing of the mortgage loans.

The management agreement had an initial term of three years beginning January 30, 1998 and is renewed automatically for successive one-year periods unless we timely deliver a notice of non-renewal. Upon non-renewal of the management agreement without cause, a termination fee will be payable to the Manager in an amount equal to the greater of (i) the fair value of the management agreement as established by an independent appraiser, or (ii) 4% of the mortgage loan portfolio of Specialty Trust. At December 31, 2003, 4% of our mortgage loan portfolio would be approximately $3.8 million.

The Manager receives the mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance with any additional fees or points paid to the Company. The Manager will also receive a fee for loan servicing equal to one-half of one percent per annum of the total mortgage loans serviced. These fees are earned directly by the Manager and deducted from the interest or late payments to cover costs to manage the portfolio, effectively reducing the yield to the Company. In addition, the Manager will receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the net income before the dividend deduction of the Company in excess of an annualized return to the Company equal to 12%. For the years ended December 31, 2003, 2002, and 2001 the Manager earned the following:

	2003	2002	2001
Loan Origination and Extension Fees	$2,259,153	$1,610,059	$1,692,100
Loan Servicing Fees	455,923	361,224	266,556
Late Payment Charges	11,685	9,295	35,324

Total Base Fees	2,726,761	1,980,578	1,993,980
Incentive Compensation Bonus	391,579	314,249	88,084

Total Compensation	$3,118,340	$2,294,827	$2,082,064

NOTE 13. RELATED PARTY - CONTINUED

The loan origination fees are received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from the borrower. Late payment charges are received directly by the Manager from the borrower. The incentive compensation is calculated in accordance with the agreement and paid for or accrued in Manager and Directors fees in the Company’s financial statements. In January 2004, the Company and the Manager entered into an amendment to the management agreement which revised the Manager’s compensation.

There are several related parties who held collateralized notes with the Company. As of December 31, 2003 and 2002, they owned approximately $1,528,000 and $696,000 in collateralized notes, which represents approximately 4.6% and 3.5% of the total balance, respectively.

In addition, SAC currently has an agreement with a realtor related to the development of the property at Wildcreek. SAC will pay the realtor a finder’s fee of $300 per lot and a 3.5% broker’s commission for each home sold. The realtor is a real estate company in which an independent director and member of the audit committee is a substantial owner and executive officer. As of December 31, 2003 and December 31, 2002, SAC had an outstanding payable to the realtor of $0 and $18,300, respectively, related to the finder’s fee on Phase II. Total fees paid to the real estate company for the fiscal year ended December 31, 2003 were $114,508. There were no home sales closed as of December 31, 2002.

NOTE 14. SUBSEQUENT EVENTS

On January 2, 2004, the Company sold a portion of a residential raw land loan totaling $9,450,000 to third party investors resulting in no gain or loss. The loan had a balance of $19,950,000 at December 31, 2003.

SPACE INTENTIONALLY LEFT BLANK

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For information relating to a change of accountants during fiscal year 2002, see the Company’s Form 8-K filed October 17, 2002 and Form 8-K/A filed October 25, 2002.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer conclude that the Company’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting. During the period covered by this annual report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The directors, executive officers and senior officers of Specialty Trust and their positions are:

Name	Position
Nello Gonfiantini III (1)	Chairman of the Board of Directors, President, Secretary
George E. Bull III (2)(3)	Director
Roger M. Peltyn (2)(4)	Director
Stephen V. Novacek (2)(4)(6)	Director
Ernest Martinelli (2)(3)(5)	Director
Harvey C. Fennell (2)(3)	Director
Mark Combs (2)(5)(6)	Director
Donna Gagnon	Chief Financial Officer and Principal Accountant

(1)	Founder and promoter of Specialty Trust.

(2)	Independent Director

(3)	Member of the Audit Committee

(4)	Member of the Manager Oversight Committee

(5)	Member of the Loan Review Committee

(6)	Member of the Corporate Governance Committee

Information regarding the business background and experience of Specialty Trust’s directors and executive officers follows:

NELLO GONFIANTINI III, age 49, is the sole founder and promoter of Specialty Trust and serves as its Chairman of the Board, President, and Secretary. Mr. Gonfiantini has owned and managed Specialty Financial, a private mortgage finance and real estate development business in Reno, Nevada, since 1994. From 1986 until 1994, Mr. Gonfiantini was the Chairman, CEO and President of Home Federal Savings Bank of Nevada, where he oversaw the commercial and residential real estate lending operations. Prior to taking that position in 1986, Mr. Gonfiantini was the Executive Vice President of Home Mortgage Company, a mortgage banking firm and predecessor to Home Federal Savings Bank of Nevada. Mr. Gonfiantini has a BA and an MBA from the University of Denver.

GEORGE E. BULL III, age 55, is Chairman of the Board and Chief Executive Officer and a founder in 1994 of Redwood Trust, Inc., Mill Valley, California, a mortgage REIT. Mr. Bull was the President of GB Capital until March 1997, and had served in that capacity since he founded the predecessor of GB Capital in 1983. GB Capital assisted banks, insurance companies and savings and loans in managing portfolios of securitized and unsecuritized mortgage loans, in arranging collateralized borrowings, in hedging balance sheet risks and with other types of capital markets transactions. In addition, GB Capital managed and advised troubled commercial real estate and corporate investments. In 1991 and 1992, Mr. Bull served as Acting Chief Investment Officer of First Capital Life Insurance Company, managing its $4 billion securities portfolio and over $200 million in commercial real estate loans. He also worked during this period in various aspects of fixed income portfolio management with Wood Island Associates, Inc. From 1991 through 1993, Mr. Bull oversaw the management of the $350 million portfolio of commercial real estate investments and the $8 billion securities portfolio of Executive Life Insurance Company (in Rehabilitation) on behalf of the California Department of Insurance. Mr. Bull formerly served as a director of Eureka Bank in San Francisco and as a director of Home Federal Savings Bank in Nevada.

ROGER M. PELTYN, age 61, has been President of the structural engineering firm, Martin & Peltyn, Inc., Las Vegas, Nevada since 1981. Mr. Peltyn is a director of Southern Nevada Seismic Safety Counsel; a director of Martin & Peltyn, Inc., Civil Engineers; and a member of the American Society of Civil Engineers, American Institute of Steel Construction, and the National Society of Professional Engineers, Las Vegas, Nevada. He is a member of the board of trustees of the Nevada Development Authority, President of the Alliance for the Arts, and a director of the Clark County Public Education Foundation.

STEPHEN V. NOVACEK, age 58, has been a shareholder in the law firm, Hale, Lane, Peek, Dennison, Howard and Anderson, located in Reno, Las Vegas and Carson City, Nevada, since 1978. Mr. Novacek specializes in real estate law and finance representing various institutional lenders in residential and commercial transactions. He is a member of the State Bar of Nevada and the American Bar Association.

ERNEST MARTINELLI, age 75, retired as Vice Chairman of Bank of America Nevada in 1993 after a career in the banking business in Nevada. He is Vice Chair of the Board of Directors of St. Mary’s Healthcare Network and President of Martinelli Properties, Inc., a commercial real estate development and investment company.

HARVEY C. FENNELL, age 56, is the Chief Financial Officer of Dickson Realty, Inc., Reno, Nevada, and has been a realtor since 1987. Mr. Fennell specializes in land and commercial real estate sales. He has been a member of the Reno/Sparks Association of Realtors and has served on its Board of Directors. He is a member of the Nevada Real Estate Commission, a state regulatory agency. Prior to 1987, Fennell was a partner in the accounting firm of KPMG. He formerly served as a director of Home Federal Savings Bank in Reno, Nevada.

MARK COMBS, age 57, is a private lender and investor specializing in large commercial loans for land development and commercial construction. Mr. Combs has completed numerous development projects including Saddlehorn, a 532 lot subdivision, in Reno, Nevada. In 1978, after obtaining his real estate broker’s license, Mr. Combs joined his wife Fianna in Dickson Realty, a real estate company located in Reno, Nevada. Over the next twelve years, Dickson Realty had grown to over 70 agents. In 1990, Mr. Combs sold his interest in Dickson Realty to pursue the private lending business. Mr. Combs is a native Nevadan and graduated from the University of Nevada with a finance degree in 1969.

DONNA M. GAGNON, age 48, has been the Chief Financial Officer and Principal Accountant of Specialty Trust and Specialty Financial since December 2003. Ms. Gagnon is a Certified Public Accountant. Ms. Gagnon has a BS from the University of Massachusetts. She also has an MBA with an emphasis in Finance and Economics from Babson College. She was formerly CFO for Peppermill Casinos, Inc. in Reno, Nevada.

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

Class I Directors

Nello Gonfiantini III	Term Expires 2005

Stephen Novacek	Term Expires 2005

Class II Directors

George Bull III	Term Expires 2004

Ernest Martinelli	Term Expires 2004

Mark Combs	Term Expires 2004

Class III Directors

Roger Peltyn	Term Expires 2006

Harvey Fennell	Term Expires 2006

In the case of a vacancy on the Board of Directors, including a vacancy created by an increase in the number of directors, the vacancy may be filled by election of the Board of Directors or the stockholders, with the director so elected to serve until the next annual meeting of stockholders if elected by the Board of Directors. If elected by the stockholders, the elected director may serve the remainder of the term of the director being replaced. Any newly created directorships or decreases in directorships are to be assigned by the Board of Directors so as to make all classes as nearly equal in number as possible. Directors may be removed only for cause and then only by vote of a majority of the combined voting power of stockholders entitled to vote in the election for directors. Subject to the voting rights of the holders of the common stock, the Charter may be amended by the vote of a majority of the combined voting power of stockholders, provided that amendments to the Article dealing with directors may only be amended if it is advised by at least two-thirds of the Board of Directors and approved by vote of at least two-thirds of the combined voting power of stockholders. The effect of the foregoing as well as other provisions of Specialty Trust’s Charter and Bylaws may discourage takeover attempts and make more difficult attempts by stockholders to change management. Prospective investors are encouraged to review the Charter and Bylaws in their entirety.

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

Audit Committee Financial Expert. The Board of Directors of the Company has determined that Harvey Fennell qualifies as an Audit Committee Financial Expert as that term is defined by the SEC under Item 401(h) of Regulation SK.

The Audit Committee Financial Expert is independent as that term is used for the determination of audit committee member independence under the NYSE Listed Company Manual.

Manager Oversight Committee. The Manager Oversight Committee is composed of Messrs. Peltyn and Novacek. The Committee reviews periodically the Management Agreement and the Manager’s performance under that Agreement.

Loan Review Committee. The Loan Review Committee is composed of Messrs. Martinelli and Combs. The Committee reviews all loans and the risk rating assignments.

Corporate Governance Committee. The Corporate Governance Committee is composed of Messrs. Combs and Novacek. The Committee will help to review and establish the corporate standards for ethics.

Other Committees. The Board of Directors may establish other committees as deemed necessary or appropriate from time to time, including, but not limited to, an Executive Committee of the Board of Directors.

In 2003, the Board of Directors met four times, one member was absent on the February 10, 2003 meeting. The audit committee met three times, the loan review committee met three times, the manager oversight committee met two times, and the corporate governance committee did not meet.

Compensation Committee Interlocks

No interlocking relationship exists between our Board of Directors or officers responsible for compensation decisions and the Board of Directors or compensation committee of any other company.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, its principal financial officer and its principal accounting officer, or persons performing similar functions. The Company’s Code of Ethics is made available on its website at www.specialtyfi.com.

The Company intends to post on its website any future amendment or change to its Code of Ethics as well as any waiver from a provision of such Code granted to any of the officers subject to it, as required by applicable law.

Item 11. Executive Compensation

Compensation of Directors

None of our employee directors has received any separate compensation for service on the Board of Directors or on any committee thereof. We pay directors (Independent Directors) who are not employed by Specialty Trust $1,500 for each meeting attended in person and $250 for each teleconference meeting in addition to a director’s stock compensation fee of 500 shares for each six months of service. Committee members receive $500 for each meeting attended in person and $250 for each teleconference meeting. In addition, each Director referred to as an Independent Director is granted options to purchase 10,000 shares of common stock at the fair market value of the common stock upon becoming a director. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of Specialty Trust or the Manager will receive separate compensation for services rendered as a director.

Executive Compensation

Employee salaries and bonuses are paid through the Manager, Specialty Financial, as part of and not in addition to the management fee. For the years ended December 31, 2003, 2002 and 2001, Specialty Financial earned $2,726,761, $1,980,578 and $1,993,980, respectively, in total base fees. Specialty Financial also received an incentive compensation bonus of $391,579, $314,249 and $88,084 for the years ended 2003, 2002 and 2001, respectively. The incentive compensation bonus is recorded in Management and Director’s Fees in the Consolidated Statement of Earnings.

Item 12. Security Ownership of Certain Beneficial Owner’s and Management

The following table sets forth certain information known to Specialty Trust with respect to beneficial ownership of the Company’s Capital Stock as of December 31, 2003, by each person other than members of management known to Specialty Trust to beneficially own more than five percent (5%) of the Company’s Capital Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Beneficial Ownership of
	Capital Stock(1)
Name of Beneficial Owner	Number	Percent
Raymond J. Poncia (1)	587,604	7.65%
Angelo Petrini (2)	460,440	5.99%
Julius and Joanne Ballardini (3)	424,590	5.53%

(1)	Consists of 293,802 shares of Common Stock held by the Raymond J. Poncia, Jr. Family Trust and 293,802 shares of Common Stock held by Hotel-Casino Management, Inc. of which Mr. Poncia is President.

(2)	Consists of 415,120 shares of Common Stock held by the 1987 Petrini Family Trust of which Mr. Petrini is co-trustee with his wife Joan and 45,320 shares of Common Stock held by Delta Saloon Profit Sharing Plan of which Mr. Petrini is trustee.

(3)	Consists of 424,590 shares of Common Stock held by the Julius and Joanne Ballardini Family Trust Dated 4/14/92 of which Mr. & Mrs. Ballardini are trustees.

Beneficial Ownership of Capital Stock by Directors and Management

The following table sets forth certain information known to Specialty Trust with respect to beneficial ownership of the Company’s Capital Stock as of December 31, 2003, by each director and by all directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Beneficial Ownership of
	Capital Stock (1)
Name of Beneficial Owner	Number	Percent
Nello Gonfiantini III (2)	636,371	8.28%
Ernest Martinelli (3)	201,000	2.62%
George E. Bull III (4)	63,500	*
Roger M. Peltyn (5)	33,492	*
Stephen V. Novacek (6)	19,094	*
Harvey Fennell (7)	68,522	*
Mark Combs (8)	3,556	*
Donna M. Gagnon	0	*

All Directors and Executive Officers as a Group (8 persons)	1,025,535	13.34%

*	Less than one percent.

(1)	Assuming no exercise of the non-employee director options (except by the Security holder named, separately).

(2)	Consists of 6,250 shares of Common Stock issuable upon the exercise of options, 586,939 shares of Common Stock held in the Nello Gonfiantini III 1981 Trust of which Nello Gonfiantini III is trustee, 43,182 shares of Common Stock held by Gonzo Properties of which Nello Gonfiantini III is a partner, but does not include 615,833 shares of Common Stock beneficially owned by persons related by blood or marriage to Mr. Gonfiantini with respect to which he has neither voting nor investment power.

(3)	Consists of 151,000 shares of Common Stock held in the Ernest Martinelli Family Trust of which Mr. Martinelli is trustee, and 50,000 shares of Common Stock held in the Martinelli Family Partnership of which Mr. Martinelli is a partner.

(4)	Consists of 63,500 shares of Common Stock held in the Bull Trust of which Mr. Bull is trustee.

(5)	Consists of 33,492 shares of Common Stock held in the Roger and Sandy Peltyn Family Trust of which Mr. Peltyn is co-trustee.

(6)	Consists of 19,094 shares of Common Stock held in the Novecek/Gruenewald 2002 Trust, which Mr. Novacek is co-trustee.

(7)	Consists of 21,400 shares of Common Stock held in the Harvey and Nancy Fennell Family Trust of which Mr. Fennell is co-trustee, 42,122 shares of Common Stock held in the Dickson Realty Profit Sharing Plan of which Mr. Fennell is co-trustee and 5,000 shares of Common Stock issuable upon the exercise of options.

(8)	Consists of 2,500 shares of Common Stock issuable upon the exercise of options, 1,056 shares of Common Stock held in the Mark and Fianna Combs Family Trust, which Mr. Combs is co-trustee.

Item 13. Certain Relationships and Related Transactions

The Manager

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

Administrative Services Provided by the Manager

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

(xii)	providing all actions necessary to enable the Company to make required federal, state and local tax filings and reports and generally enable the Company to maintain its status as a REIT, including soliciting stockholders for required information to the extent required by the REIT Provisions of the Code;

(xiii)	communicating on behalf of the Company with the stockholders of the Company as required to satisfy any reporting requirements and to maintain effective relations with such stockholders; and

(xiv)	performing such other services as may be required from time to time for management and other activities relating to the assets of the Company as the Board of Directors shall reasonably request or the Manager shall deem appropriate under the particular circumstances.

The Manager may enter into subcontracts with other parties to provide us any such services.

Management Agreement Compensation

Under the management agreement, the Manager will receive, beginning January 1, 2004:

(a)	A monthly base management fee at a per annum rate equal to one-half of one percent applied to the mortgage asset portfolio at the end of the preceding calendar quarter.

(b)	An incentive fee for each fiscal quarter equal to 50% of the taxable income of Specialty Trust, before deduction of such incentive fee, in excess of an annualized Threshold Return times net worth for the quarter. Threshold Return is a target percentage rate of return to be set by mutual agreement between the Manager and the Company for each calendar year beginning with 2004. The Threshold Return for 2004 has been set at 12%. Taxable income and net worth are calculated as described above under the discussion of incentive compensation for prior periods.

For the years ended December 31, 2003, 2002 and 2001, we incurred management incentive fees of $391,579, $314,249, and $88,084, respectively.

Servicing Fee

Loan Servicing Fee. As part of the servicing fee, one-half of one percent of the total mortgage loan portfolio is paid to the Manager as a loan-servicing fee. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from the borrower. Payment of this fee, in effect, lowers the yield on our mortgage loans. An undue emphasis on increasing the size of the mortgage loan portfolio, thereby increasing the Manager’s compensation, could result in the acquisition of riskier or more speculative loans.

For the years ended December 31, 2003, 2002 and 2001 we incurred loan-servicing fees of $455,923, $361,224 and $ 266,556, respectively.

Loan Origination Fees

Origination Fee. The first 2.5% (2 1/2 points) of any origination fees (points) collected from the borrower is paid to the Manager as part of the initial funding of the loan. The size of the mortgage origination fees are market driven but may vary and may have a direct impact upon the interest rate the borrower is willing to pay and, therefore, on the interest income we would receive from the loan.

For the years ended December 31, 2003, 2002 and 2001, the Manager retained loan origination fees of $2,259,153, $1,610,059 and $1,692,100, respectively.

Late Payment Charges

Late Payment Charges. Any loan payment which is past due 10 days is charged a late payment charge of 10% of the total payment. Late payment charges are received directly by the Manager from the borrower. The late fee may be waived at the discretion of the Company’s Manager.

For the years ended December 31, 2003, 2002 and 2001 the Manager retained late charges of $11,685, $9,295, and $35,324, respectively.

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

Term and Termination

The management agreement had an initial term of three years beginning January 30, 1998 and is renewed automatically for successive one-year periods unless we timely deliver a notice of non-renewal. Upon non-renewal of the management agreement without cause, a termination fee will be payable to the Manager in an amount equal to the greater of (i) the fair value of the management agreement as established by an independent appraiser, or (ii) 4% of the mortgage loan portfolio of Specialty Trust. At December 31, 2003, 4% of our mortgage loan portfolio would be approximately $3.8 million. In addition, we have the right to terminate the management agreement at any time for cause. A majority of our unaffiliated directors (currently 6 of 7 directors are unaffiliated) may determine that the Manager has violated the management agreement in a material respect and, after notice and an opportunity to cure, terminate the agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

Collateralized Notes

There are several related parties who hold collateralized notes with Specialty Trust. As of December 31, 2003, there were six (6) related parties who owned approximately $1,528,413 in collateralized notes, which represents approximately 4.6% of the total balance.

Item 14. Principal Accountant Fees and Services

The aggregate fees and expenses billed by KPMG LLP and Grant Thornton, LLP for professional services rendered for the fiscal years ended December 31, 2003 and 2002 are set forth below.

	2003	2002
Audit fees	$96,633	$123,504
Audit related fees	$18,789	$12,534
Tax fees	$27,090	$9,013
All other fees	$10,815	$1,350

Audit fees were for the audits of the Company’s annual consolidated financial statements, review of the financial statements included in the Company’s quarterly reports on Form 10-Q, and other assistance required to complete the year-end audits.

Audit related fees were for review of Form S-11 in 2003 and 2002, in addition to 8-K termination letters and KPMG’s review of Grant Thornton’s workpapers in 2002.

Tax fees were for services rendered related to tax compliance and reporting.

All other fees were rendered for general consultation relating to foreclosure properties and dividends distributions.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

It is the Audit Committee’s policy to review and pre-approve the scope, terms, and related fees of all auditing services and permitted non-audit services provided by the auditors, subject to the de minimus exceptions for non-audit services which are approved by the Audit Committee prior to the completion of the audit.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Document
3.1*	Articles of Incorporation

3.3*	Bylaws

3.3.1*	Amendment to Bylaws

4.1**	Indenture dated as of January 1, 2001 between Specialty Mortgage Trust, Inc. and Bankers Trust Company of California, a national banking association, as Trustee

4.1at	Supplement No. 1 to Indenture

4.1btt	Supplement No. 2 to Indenture

10.1*	Amended and Restated Management Agreement

10.1.2	Second Amended and Restated Management Agreement

10.2*	Master Loan Participation Agreement

10.2.1	Amendment No.1 to Master Loan Participation Agreement

11.1	Schedules IV for the years ended December 31, 2003, 2002 and 2001

21	Subsidiaries of the Registrant

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by

Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

**	Incorporated by reference to the correspondingly numbered exhibit to the Form 8-K filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on February 2, 2001.

[t]	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration Statement No. 333-86972) filed by Specialty Trust, Inc. with the Securities and Exchange Commission on April 25, 2002.

tt	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration Statement No. 333-86972) filed by Specialty Trust, Inc. with the Securities and Exchange Commission on July 28, 2003.

(b)	Reports on Form 8-K

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

SPACE INTENTIONALLY LEFT BLANK

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY TRUST, INC.

Dated: March 29, 2004	By:	/s/ Nello Gonfiantini III
Nello Gonfiantini III
Chairman, President, and Secretary

(Signed in the capacity of (i) duly
authorized officer of the registrant

Dated: March 29, 2004	By:	/s/ Donna M. Gagnon
Donna M. Gagnon
Chief Financial Officer

(Signed in the capacity of (i) duly
authorized officer of the registrant and
(ii) Principal Financial Officer of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nello Gonfiantini, III	Nello Gonfiantini, III	March 29, 2004
Chairman of the Board
President Secretary

/s/ Donna M. Gagnon	Donna M. Gagnon	March 29, 2004
Chief Financial Officer
Principal Accountant

/s/ George E. Bull III	George E. Bull III	March 29, 2004
Director

/s/ Roger M. Peltyn	Roger M. Peltyn	March 29, 2004
Director

/s/ Stephen V. Novacek	Stephen V. Novacek	March 29, 2004
Director

/s/ Ernest Martinelli	Ernest Martinelli	March 29, 2004
Director

/s/ Harvey Fennell	Harvey Fennell	March 29, 2004
Director

/s/ Mark Combs	Mark Combs	March 29, 2004
Director