Form 10-Q
period 2004-03-31
SPECIALTY TRUST INC
filed 2004-05-17
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Yes [   ] No [X]

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	7,971,557 as of May 3, 2004

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1	Financial Statements - Specialty Trust, Inc. (Unaudited)
	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Consolidated Statements of Earnings for the Three Months Ended March 31, 2004 and 2003	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2004 and the Year Ended December 31, 2003	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4	Controls and Procedures	27
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	28
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	28
Item 3	Defaults Upon Senior Securities	28
Item 4	Submission of Matters to a Vote of Security Holders	28
Item 5	Other Information	28
Item 6	Exhibits and Reports on Form 8-K
Signatures		29
EXHIBIT 31.1
EXHIBIT 31.2
Exhibit 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
ASSETS
ASSETS
Cash and Cash Equivalents	$15,207,645	$2,593,407
Accrued Interest Receivable	977,121	875,474
Accounts Receivable	7,260	70,313
Land Held for Residential Development	2,097,260	2,377,457
Real Estate Owned (held for sale)	7,679,627	7,913,160
Mortgage Loans Held for Investment, net of allowance for loan losses of $1,447,622 and $1,424,256 and unearned discount of $80,226 and $103,966 at March 31, 2004 and December 31, 2003, respectively	85,198,688	94,081,942
Other Assets	552,898	546,941

Total Assets	$111,720,499	$108,458,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Dividends Payable	$—	$2,305,444
Accounts Payable - Related Party	32,579	119,284
Accounts Payable and Accrued Expenses	314,590	326,844
Accrued Interest Payable	56,029	56,952
Deferred Revenue and Other Liabilities	113,400	113,400
Lines of Credit	—	—
Collateralized Notes	34,883,732	31,881,866
Collateralized Notes - Related Party	735,622	1,528,413

Total Liabilities	36,135,952	36,332,203

STOCKHOLDERS’ EQUITY
Common Stock; $0.01 par value; 50,000,000 shares authorized, 7,846,551 and 7,684,813 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	$78,465	$76,848
Additional Paid-in Capital	73,511,584	71,828,838
Retained Earnings	1,994,498	220,805

Total Stockholders’ Equity	75,584,547	72,126,491

Total Liabilities and Stockholders’ Equity	$111,720,499	$108,458,694

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenue
Interest and Dividend Income:
Mortgage Loans	$2,667,263	$2,836,394
Cash Accounts	29,500	44

	2,696,763	2,836,438

Interest Expense:
Lines of Credit	3,513	115,384
Notes Payable	—	1,465
Collateralized Notes	473,156	278,507

Total Interest Expense	476,669	395,356

Net Interest and Dividend Income	2,220,094	2,441,082
Provision for Loan Losses	23,366	61,678

Net Interest and Dividend Income After Provision for Loan Losses	2,196,728	2,379,404
(Loss) Gain on Sale of REO	(47)	1,004
Other Income	34,601	—

Net Revenues	2,231,282	2,380,408

Expenses
General and Administrative	166,556	87,349
Management and Directors’ Fees	187,346	192,132
Other	103,687	55,957

Total Expenses	457,589	335,438

NET EARNINGS	$1,773,693	$2,044,970

Basic Earnings per Share	$0.23	$0.28

Diluted Earnings per Share	$0.23	$0.28

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2003	7,183,004	$71,830	$67,447,861	$—	$67,519,691
Net Earnings and Comprehensive Income	—	—	—	8,252,745	8,252,745
Stock Options Exercised	19,503	195	47,318	—	47,513
Dividends Reinvested on Common Stock	476,306	4,763	5,234,600	—	5,239,363
Stock Granted	6,000	60	65,940	—	66,000
Dividends Declared on Common Stock	—	—	(966,881)	(8,031,940)	(8,998,821)

Balance, December 31, 2003	$7,684,813	$76,848	$71,828,838	$220,805	$72,126,491

Net Earnings and Comprehensive Income	—	—	—	1,773,693	1,773,693
Stock Options Exercised	20,430	204	129,771	—	129,975
Dividends Reinvested on Common Stock	138,308	1,383	1,520,005	—	1,521,388
Stock Granted	3,000	30	32,970	—	33,000

Balance, March 31, 2004	7,846,551	$78,465	$73,511,584	$1,994,498	$75,584,547

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities:
Net Earnings	$1,773,693	$2,044,970
Adjustment to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization and Depreciation	16,940	44,120
Provision for Loan Losses	23,366	61,678
Amortization of Loan Fees on Mortgage Loans	(23,740)	(23,630)
Loss on Sale of Real Estate Owned	47	(1,004)
Non-cash Stock Compensation	16,500	16,500
Changes in Assets and Liabilities:
Accrued Interest Receivable	(101,647)	(108,540)
Other Assets and Accounts Receivable	56,656	(53,022)
Accounts Payable (including Related Party) and Accrued Interest Payable	(99,882)	(130,359)

Net Cash Provided by Operating activities	1,661,933	1,850,713

Cash flows from investing activities:
Investment in Real Estate Owned	(138,882)	—
Proceeds from Sale of Real Estate Owned	372,368	—
Investment in Land Held for Residential Development		(43,001)
Proceeds from Sale of Land Held for Residential Development	323,198	56,540
Purchase of Mortgage Loans Held for Investment	(13,475,538)	(14,138,698)
Principal repayments of Mortgage Loans Held for Investment	22,359,166	9,512,992

Net Cash Provided by (Used in) Investing Activities	9,397,311	(4,569,166)

Cash flows from financing activities:
Proceeds from Common Stock Options Exercised	129,975	45,090
Cash Dividends Paid	(784,056)	(871,685)
Net Proceeds on Lines of Credit	—	2,273,000
Proceeds on Collateralized Notes	10,023,000	2,115,945
Interest Reinvested in Collateralized Notes	363,960	233,015
Principal Payments on Collateralized Notes	(8,177,885)	(1,114,293)

Net Cash Provided by Financing Activities	1,554,994	2,681,072

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,614,238	(37,381)
Cash and Cash Equivalents at Beginning of Period	2,593,407	92,684

Cash and Cash Equivalents at End of Period	15,207,645	55,303

Supplemental Cash Flow Information:
Cash Paid for Interest	$477,592	$159,048

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Collateralized Notes Refinanced at Maturity	$1,845,115	$2,694,055

Dividends Reinvested for Common Stock	$1,521,388	$1,283,216

Common Stock Grants	$33,000	$33,000

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Specialty Trust, Inc., formerly Specialty Mortgage Trust, and Subsidiaries (the “Company”) is a Maryland corporation, which acquires and holds interests in mortgage loans secured by property located in Nevada, Arizona, Colorado, California, and Utah. The Company’s strategy is to acquire land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. The Company has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (the “Manager”), a private mortgage finance company operating in Nevada, wholly owned by Nello Gonfiantini III, the Company’s President and Chairman of its Board of Directors. The Company was incorporated on October 21, 1997 and began operations on January 31, 1998, following the closing of the Company’s initial private placement of its preferred stock.

The unaudited consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of the Company all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The unaudited consolidated financial statements for the three months ended March 31, 2004; include the accounts of the Company and its wholly owned subsidiaries, Specialty Acquisition Corporation (SAC), a taxable REIT subsidiary and Specialty Acquisition Corp. II (SAC II), a qualified REIT asset. SAC was formed on May 2, 2002 to enable the Company to perform development activities to land it had foreclosed upon (Note 4), and to maintain the Company’s qualified REIT status. SAC II was formed on January 17, 2003 to enable the Company to hold property (Note 6). All inter-company accounts and transactions have been eliminated upon consolidation.

The prior year financial statements contain certain reclassifications to conform to the current year classifications. These reclassifications had no effect on net earnings.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses.

Land Held for Residential Development

Land Held for Residential Development consists of real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell.

Real Estate Owned

Real Estate Owned consists of real estate acquired through foreclosure and is carried at the lower of cost or the property’s estimated fair value, less estimated costs to sell.

Stock Options

The Company accounts for stock based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the measurement of stock compensation expense using the fair value method of accounting.

Mortgage Loans

The Company has both the intent and the ability to hold mortgage loans until maturity. Therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost.

The mortgage loans are originated by the Manager, in the name of the Manager, and simultaneously sold, in whole or in part, to the Company. Loan servicing is retained by the Manager.

The Company follows the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. SFAS 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company generally obtains a third party appraisal on the underlying collateral for impaired loans to determine the amount of impairment, if any. SFAS 118 clarifies interest income recognition and the disclosure requirements of SFAS 114.

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

As of January 17, 2003, we formed a Qualified REIT Subsidiary (SAC II). A Qualified REIT subsidiary is a corporation in which a REIT owns 100% of the stock and which is not a taxable REIT subsidiary. As a Qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, it is subject to the IRS REIT asset, income and distribution requirements. In addition, all of its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities, and income, deductions and credit of the REIT. Also, its activities are treated as activities of the REIT for purposes of the REIT qualification tests and prohibitive transaction limits.

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

Pursuant to existing loan agreements, the Company is committed to fund additional loan advances totaling $6,660,867 as of March 31, 2004.

Allowance for Loan Losses

The Company sets aside an allowance for loan losses through periodic charges to earnings. While there exists probable asset quality problems in the loan portfolio, the Company believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at March 31, 2004 and December 31, 2003. During the quarters ended March 31, 2004 and 2003, the Company recorded a provision for loan losses of $23,366 and $61,678, respectively.

The following table presents a roll forward of the allowance for loan loss:

Balance at January 1, 2003	$1,815,576
Provision for Loan Losses	25,137
Charge Offs	(416,457)

Balance at December 31, 2003	$1,424,256
Provision for Loan Losses	23,366
Charge Offs	—

Balance at March 31, 2004	$1,447,622

NOTE 3. DELINQUENT LOANS

At March 31, 2004, the Company had three loans that were 244 to 455 days past due, totaling approximately $6.6 million in principal and accrued interest. The Company accrued interest on these three loans until the loans were 90 days past due; however, in accordance with the Company’s revenue recognition policy, the Company ceased to accrue additional interest income when the loan became 90 days past due. Accrued interest recorded during the 90-day period remains accrued if the Company determines that the underlying collateral supports recovery of the full principal and accrued interest. The accrued interest recorded on the delinquent loans at March 31, 2004 was approximately $91,000. The Company has evaluated the collectability of these delinquent loans including accrued interest in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan and has determined that the amounts are collectible.

At December 31, 2003, the Company had three loans that were 153 to 364 days past due, totaling approximately $6.6 million in principal and accrued interest. The Company accrued interest on these three loans until the loans were 90 days past due; however, in accordance with the Company’s revenue recognition policy, the Company ceased to accrue additional interest income when these loans became 90 days past due. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of the Notes, principal and accrued interest. The accrued interest on one delinquent loan was reversed because management determined that the underlying collateral did not support recovery of the interest. The accrued interest recorded on the other delinquent loans at December 31, 2003 was approximately $91,000. Management has evaluated the collectability of these delinquent loans in light of the types and dollar amounts of the loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loans and have determined that the amounts are collectible.

NOTE 4. LAND HELD FOR RESIDENTIAL DEVELOPMENT

In February 2001, the Company foreclosed on a mortgage loan in default and obtained ownership of the residential land development project (the “Project”) securing the loan. The Company’s recorded investment in the loan at the time of foreclosure was approximately $2.7 million. The Company obtained a third-party appraisal of the Project at the time of the foreclosure, which was used by management to value the Project at approximately $2.5 million, net of estimated costs to sell. A loss of $225,000 was recorded upon recording the initial carrying value of the Project upon foreclosure. The three phases comprising the Project, which totaled 117 lots, were in various stages of completion. The appraisal provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $30,000 each, (ii) phase II’s 61 lots at approximately $15,000 each, and (iii) phase III’s 41 lots at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to Specialty Acquisition Corporation (“SAC”), its wholly owned taxable REIT subsidiary.

In June 2002, SAC entered into an agreement with a third-party homebuilder to transfer title of the lots to the homebuilder in exchange for an upfront payment, in cash, equal to a portion of the original appraised value of the uncompleted lots. Additionally, the homebuilder is responsible to pay SAC the difference between the agreed value per lot and the cash previously received, upon sale of the homes to third parties. SAC is also entitled to 50% of the profits, if any, realized by the homebuilder upon closing of the sale of each home, as well as repayment of infrastructure costs borne by the Company prior to the agreement.

SAC receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. SAC is not obligated for any future of the Project once a completed lot is delivered to the homebuilder. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduces SAC’s investment in the land held for residential development. Upon the sale of competed homes by the homebuilder to an independent third-party, SAC reduces land held for residential development based on all cash proceeds received under the cost recovery method. After the investment has been fully recovered, SAC will recognize revenue equal to its share of the profits realized and received from home sales and may record a provision for income taxes if SAC is anticipated to generate taxable income for the year.

On June 30, 2003, the homebuilder neglected to exercise his option to purchase Phase III of the Project. The Company has subsequently listed the property for sale.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete the lots, SAC incurred site mapping and other engineering costs, real estate taxes and insurance fees all of which were capitalized. Twenty-one (21) homes were sold during the quarter ended March 31, 2004. The following table provides a roll-forward of this account:

Balance at December 31, 2003	$2,377,457
Capitalized Costs	43,001
Net proceeds from sale of homes	(323,198)

Balance at March 31, 2004	$2,097,260

NOTE 5. REAL ESTATE OWNED (HELD FOR SALE)

As of March 31, 2004 and December 31, 2003, real estate owned totaled $7.7 million and $7.9 million respectively. The properties acquired were as follows:

•	A personal residence in Telluride, Colorado acquired on September 25, 2003 with a loan balance of approximately $1.7 million.

•	Two parcels of raw land in Mesquite, Nevada acquired in August of 2003 with loan balances of approximately $2.6 million and $2.5 million.

•	A commercial property located in Las Vegas, Nevada acquired in August 2002 with a loan balance of $950,000.

During the year ended December 31, 2003, the Company had write-downs of $250,000 related to the Mesquite, Nevada properties in the net balance of Real Estate Owned.

NOTE 6. QUALIFIED REIT ASSET

As of January 17, 2003, the Company created a second subsidiary, SAC II (a “qualified REIT subsidiary”), incorporated in Delaware. A “qualified REIT subsidiary” is any corporation in which a REIT owns 100% of the stock. As a Qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, it is subject to the IRS REIT asset, income and distribution requirements. In addition, all of its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities and income of the REIT. Also, its activities are treated as activities of the REIT for purposes of the REIT qualification tests and prohibitive transaction limits.

As of and for the three months ended March 31, 2004 there was no activity recorded in SAC II.

NOTE 7. COLLATERALIZED NOTES

On May 7, 2002, the Company’s registration statement (the “2002 Registration”) was declared effective by the Securities and Exchange Commission (SEC) increasing the amount of Collateralized Notes available for sale up to $269,312,000 (including amounts remaining unsold under the prior registration) from the original $250,000,000, which had been declared effective by the SEC on January 18, 2001. This 2002 Registration permits the issuance of Collateralized Notes with maturities of up to five years. The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes. The outstanding Collateralized Notes have maturities ranging from 3 months to five years from the date of issue and bear a fixed rate of interest ranging from 2.25% to 7.5% at March 31, 2004 and December 31, 2003. The effective yield of Collateralized Notes outstanding at March 31, 2004 and December

31, 2003 was 5.80% and 5.58%, respectively. At March 31, 2004 and December 31, 2003, the Collateralized Notes were secured by $62,847,623 and $52,036,733 respectively, of mortgage loans pledged as collateral.

NOTE 8. RELATED PARTY

On October 23, 1997, the Company entered into a Management Agreement with the Manager. The Agreement was subsequently updated through the Second Amended and Restated Management Agreement dated January 1, 2004. The Manager is responsible for the day-to-day operations of the Company and performs such services and activities relating to the assets and operations of the Company as are provided for in the Agreement. The Manager originates the mortgage loans in the name of the Manager, and sells the loans, in whole or in part, to the Company. The Manager retains the servicing of the mortgage loans.

The Manager receives mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance, with any additional fees or points paid to the Company. The Manager receives a fee for loan servicing equal to one-half of one percent per annum of all loans serviced. These fees are earned directly by the Manager and are deducted from the interest or late payments paid to the Company to cover the Manager’s costs to manage the portfolio, effectively reducing the yield to the Company. Under the Amended Agreement, the Manager receives a monthly base management fee equal to one-half of one percent of the Mortgage Asset Portfolio at the end of the preceding quarter which includes Mortgage Loans net of allowances and unearned discounts, Real Estate Owned and Land Held for Residential Development. In addition, the Manager receives, as incentive compensation for each fiscal quarter, an amount equal to 50% of the tax - based net income before the dividend deduction of the Company, in excess of an annualized return to the Company equal to 12%.

Fees earned by the Manager for the three months ended March 31, 2004 and 2003, are as follows:

	Three Months Ended
	March 31,
	2004	2003
Loan Origination and Extension Fees	$556,500	$38,389
Loan Servicing Fees	110,557	108,563
Late Payment Charges	7,324	—

Subtotal	$674,381	$146,952
Base Management Fee	130,467	—
Incentive Compensation Bonus	—	154,662

Total Compensation	$804,848	$301,614

The loan origination fees are received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from borrowers. Late payment charges are received directly by the Manager from the borrower. The Base Management Fee is paid monthly to the Manager by the Company. The Manager’s incentive compensation is calculated in accordance with the Agreement and is paid for or accrued in the line item, Manager and Directors Fees, in the Company’s financial statements.

There are several related parties who held Collateralized Notes issued by the Company. As of March 31, 2004 and December 31, 2003, they owned $735,622 and $1,528,413 in Collateralized Notes, which represents approximately 2.1% and 4.6% of the total Collateralized Note balance, respectively.

SAC and SAC II have agreements with a realtor for the sale of property acquired through foreclosure. Further, SAC currently has an agreement with a realtor related to the development of the land held for residential development discussed in Note 4. SAC paid the realtor a finder’s fee of $300 per lot and will pay a 3.5% sales commission for each home sold. The realtor is an employee of a real estate company, in which an independent director and member of the Company’s Audit Committee has an ownership interest. As of March 31, 2004 and December 31, 2003, SAC had an outstanding payable to the realtor of $0 and $0, respectively, related to the finder’s fee on phase II. Total fees paid to the real estate company for the three months ended March 31, 2004 and 2003 were approximately $67,481 and $38,588 respectively.

NOTE 9. EARNINGS PER SHARE

The following is a reconciliation of earnings per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Basic:
Net earnings applicable to common stock	$1,774	$2,045

Weighted average number of shares - basic	7,822	7,312

Earnings per share - basic	$0.23	$0.28

Diluted:
Net earnings applicable to diluted earnings per share	$1,774	$2,045

Weighted average number of shares - basic	7,822	7,312

Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	14	28

Weighted average number of shares - diluted	7,836	7,340

Earnings per share - diluted	$0.23	$0.28

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Significant Aspects of first Quarter 2004 and Year End 2003

At March 31, 2004, we owned approximately $86.7 million of mortgage loans, approximately $2.1 million of land held for residential development and $7.7 in real estate owned and held for resale. Our total assets were approximately $111.7 million. These assets are financed with approximately $35.6 million of recourse short-term debt, and approximately $75.6 million of equity.

As of March 31, 2004, our equity-to-assets ratio was 67.7%, our debt-to-equity ratio was 47.1% and our annualized return on equity for the quarter ended March 31, 2004 was 9.6%.

At December 31, 2003, the Company owned approximately $95.6 million of mortgage loans, approximately $2.4 million of land held for residential development and $7.9 million real estate owned and held for resale. Our total assets were approximately $108.5 million. The assets were financed with approximately $33.4 million in collateralized notes, and approximately $72.1 million of common equity.

As of December 31, 2003, our equity-to-assets ratio was 66.5%, our debt-to-equity ratio was 46.3%, and our average return on equity for the year ended December 31, 2003 was 11.4%.

Critical Accounting Policies

The Company’s management is responsible to insure that its policies and methodologies are in accordance with generally accepted accounting principles. During the first quarter of 2004, management reviewed and evaluated the Company’s critical accounting policies and believes them to be appropriate.

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

Impairment of Long-Lived Assets

Real estate investments held represent “long-lived” assets for accounting purposes. The Company periodically reviews long-lived assets for impairment in value whenever an event or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In management’s opinion, and based on our estimates, real estate owned and land held for development are considered to be held for sale and are not carried at amounts in excess of their estimated fair value. Land held for residential development is carried at the lower of cost or fair market value less estimated costs to sell. Fair market value is derived using estimates and assumptions relating to eventual sales prices and estimates for costs to complete. Management believes the assumptions used in determining fair value are based on the best information available at the time of analysis.

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

As of January 17, 2003, we formed a Qualified REIT Subsidiary (SAC II). A Qualified REIT subsidiary is a corporation in which a REIT owns 100% of the stock and which is not a taxable REIT subsidiary. As a Qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, it is subject to the IRS REIT asset, income and distribution requirements. In addition, all of its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities, and income, deductions and credit of the REIT. Also, its activities are treated as activities of the REIT for purposes of the REIT qualification tests and prohibitive transaction limits.

Changes in Financial Condition

Assets

Cash and Cash Equivalents

Cash and cash equivalents increased by approximately $12.6 million (486%) as of March 31, 2004, compared to December 31, 2003. The timing of loan fundings and the timing of debt or equity issues generally determine the amount of cash held by the Company. Our goal is to keep cash invested in loans or other financial instruments and therefore to keep cash balances low whenever possible.

Accrued Interest Receivable

Accrued interest receivable increased by approximately $100,000 (12%) as of March 31, 2004 compared to December 31, 2003 primarily as the result of the timing of interest payments made during the year ended December 31, 2003 as compared to the quarter ended March 31, 2004.

Land Held for Residential Development

Land held for residential development decreased by approximately $280,000 (12%) as of March 31, 2004 compared to December 31, 2003 as a result of increased home sales. Land held for residential development consists of three phases of undeveloped lots (the “Project”), which were obtained by the Company through foreclosure in February 2001. This Project originally included 117 lots, which were in various stages of completion at the time of foreclosure. An appraisal was obtained at the time of foreclosure which provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $30,000 each, (ii) phase II’s 61 lots at approximately $15,000 each and (iii) phase III’s 41 lots at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to Specialty Acquisition Corp. (SAC), its wholly owned taxable REIT subsidiary formed in May 2002.

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

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, other engineering costs, real estate taxes, and insurance fees; in 2002, all of which were capitalized. Twenty-one (21) completed homes were sold during the three months ended March 31, 2004. The following table a roll-forward of this account:

Balance at December 31, 2003	$2,377,457
Capitalized Costs	43,001
Net proceeds from sale of homes	(323,198)

Balance at March 31, 2004	$2,097,260

Real Estate Owned

Real Estate Owned decreased by approximately $234,000 (3%). This decrease was primarily due to the sale of a parcel of land during the quarter.

Mortgage Loans

Mortgage loans held for investment net of allowance for loan losses and unearned discounts decreased by approximately $8.9 million (9%) as of March 31, 2004 compared to December 31, 2003. This decrease was due primarily to an overall decrease in the mortgage loan portfolio due to loan payoffs. The allowance for loan losses was increased approximately $23,000 during the period to provide for potential future loan losses. There were no credit losses recorded during the period.

Liabilities

Dividends Payable

Dividends payable decreased by approximately $2.3 million (100%) as of March 31, 2004 compared to December 31, 2003 due primarily to the dividends declared prior to December 31, 2003 being paid out or reinvested during the quarter.

Accounts Payable and Accrued Expenses and Accounts Payable — Related Party

Accounts payable and accrued expenses and accounts payable related party decreased by approximately $99,000 (22%) as of March 31, 2004 compared to December 31, 2003. This decrease was due primarily to the management fee payable to the Manager being higher, as of December 31, 2003 than as of March 31, 2004. In addition, professional fees related to the preparation of Form 10K were accrued as of December 31, 2003; and paid during the first quarter of 2004.

Collateralized Notes and Collateralized Notes — Related Party

Collateralized Notes increased by approximately $2.2 million (7%) as of March 31, 2004 compared to December 31, 2003 due to increased issuance of such notes caused by increased demand. Demand increased primarily because the stated interest rates of the notes are slightly higher than the average rates paid by banks. Our Collateralized Notes were authorized for public sale on January 19, 2001.

Results of Operations

The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Three Months Ended
	March 31, 2004
		Over/Under
	March 31, 2003
	Net
	Change	Rate	Volume
Interest Income
Mortgage Loans	(169,131)	85,351	(254,482)
Cash Accounts	29,456	29	29,427

Total	(139,675)	85,380	(225,055)

Expense
Line of Credit	(111,871)	—	(111,871)
Notes Payable	(1,465)	—	(1,465)
Collateralized Notes	194,649	1,922	192,727

Total	81,313	1,922	79,391

Change in net interest income	(220,988)	83,458	(304,446)

Our operating results include all of the reported income of our mortgage finance operation. A comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003 follows:

Interest Income, Mortgage Assets and Interest Income Cash Accounts

Interest income decreased approximately $140,000 (5%) for the three months ended March 31, 2004, as compared to the same period in prior year, due primarily to the overall decrease in the mortgage loan portfolio.

Interest Expense — Lines of Credit

Interest expense on lines of credit decreased by approximately $112,000 (97%) for the three months ended March 31, 2004, as compared to the same period in prior year, primarily due to the Company not utilizing its lines of credit during the first quarter of 2004.Interest Expense — Collateralized Notes Interest expense on Collateralized Notes increased by approximately $195,000 (70%) for the three months ended March 31, 2004, as compared to the same period in prior year. The increase was primarily due to the additional issuance of collateralized notes.

Total Expenses

Total expenses for the three months ended March 31, 2004 increased by approximately $122,000 (36%) compared to the same period in prior year primarily as a result of an increase in foreclosure costs, advertising expenditures and filing fees for SEC reporting.

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

	Annualized
	Three Months Ended
	March 31
	2004	2003
Interest Income
Mortgage Loans	12.00%	11.64%
Cash Accounts	1.08%	0.72%
Interest Expense
Lines of Credit	4.00%	4.16%
Notes Payable	0.00%	0.50%
Collateralized Notes	5.48%	5.44%
Net Interest Spread	5.26%	6.80%

Liquidity and Capital Resources

We manage our short-term liquidity (defined as our funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow which can be used to originate new loans and to pay dividends to stockholders. This source provided approximately $2.7 million during the 3 months ended March 31, 2004 and $11.7 million during the 12 months ended December 31, 2003, respectively.

Secondly, the payoff and the prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $85.2 million, we anticipate annual cash flows from principal pay downs of approximately $29 million. As we continue to issue Collateralized Notes, our loan portfolio will be able to be increased as will the cash flow from principal pay downs. Typically, these funds are used to originate new mortgage loans, but there are no restrictions on the use of the funds.

The following table illustrates the scheduled maturities of mortgage loan investments subsequent to March 31, 2004:

Maturity	Amount
April 1, 2004 to December 31, 2004	$33,279,775
2005	36,634,405
2006	16,812,357

$86,726,536

Under existing mortgage loans, the Company is obligated to fund additional loan amounts totaling $6,660,867 as of March 31, 2004.

Thirdly, we have the ability to issue Collateralized Notes to provide additional liquidity. Starting May 7, 2002, as a result of the 2002 Registration, the Company was permitted to offer Collateralized Notes with maturities of up to five years. Although not a committed source, we may utilize Collateralized Notes to meet a portion of our short-term funding needs under normal market conditions.

The following table reflects the maturities of Collateralized Notes as of March 31, 2004:

Maturity	Amount
April 1, 2004 to December 31, 2004	$26,928,922
2005	7,031,919
2006	400,208
2007	345,912
2008	836,393
thereafter	76,000

$35,619,354

Lastly, we had four committed lines of credit with commercial banks to provide another level of liquidity as of March 31, 2004. We can borrow $6.5 million, $3.5 million, $7.0 million, and $2.5 million on four separate lines of credit to provide funding for new mortgage loans, for an aggregate of $19.5 million in available credit. The $6.5 million is available through June 15, 2004. The $3.5 million line was available through April 15, 2004, at which point the line was not renewed. The $7.0 million line is available through October 15, 2004. The $2.5 million dollar line matured January 23, 2004 and was extended to April 23, 2004, at which point the line was not renewed. All lines of credit are collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, (ii) maximum debt to equity ratio, (iii) fixed charge coverage ratio, and (v) a maximum allowable for lines of credit of $20 million. The Company was in compliance with these covenants as of March 31, 2004..

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

After reviewing the loan portfolio, management will allocate or assign a portion of the allowance for loan loss to groups of loans and to individual loans to cover management’s estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of SFAS 114 “Accounting by Creditors for Impairment of a Loan” and SFAS 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover estimated probable losses, management records an additional provision for credit loss. If the allowance is greater than required at that point in time, provision expense is adjusted accordingly.

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

While there exists probable asset quality problems in the Company’s loan portfolio, management believes sufficient amounts have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at March 31, 2004.

Non-Performing Loans, Potential Problem Loans, and Other Real Estate

As a Company policy the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of principal and accrued interest. At March 31, 2004 the Company had three loans which were 244 to 455 days past due totaling approximately $6.6 million in principal and accrued interest.

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

Inflation

Virtually all of the Company’s assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company’s performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates and changes in inflation rates. The Company’s consolidated financial statements are prepared in accordance with US GAAP, while dividends are based on net income calculated for tax purposes. In each case, the Company’s Statements of Operations and Balance Sheets are measured with reference to historical cost or fair value without considering inflation.

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

All forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Readers are cautioned that the Company’s actual results could differ materially from those set forth in such forward-looking statements.

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

For the most part, our loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, or monthly payments of interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 100-200 basis point increase or decrease in general interest rates (from those prevailing at March 31, 2004) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, California, or Utah could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

The undersigned principal executive officer and principal financial officer of Specialty Trust, Inc. conclude that Specialty Trust, Inc.’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as of the end of the period covered by this report.

(b)	Changes in internal control over Financial Reporting.

There have been no significant changes in Specialty Trust, Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 that occurred during Specialty Trust, Inc.’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Specialty Trust, Inc’s internal control over financial reporting

The rest of this page is intentionally left blank

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At March 31, 2004, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None. The Company did not repurchase any of its equity securities during the first quarter of 2004 and has not adopted any plan for such repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit No.	Document
3.1*	Articles of Incorporation

3.3*	Bylaws

3.3.1*	Amendment to Bylaws

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-oxley Act of 2002.

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

(b)	Reports on Form 8-K None filed during the quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY TRUST, INC.

Dated: May 17, 2004	By:	/s/ Nello Gonfiantini III

Nello Gonfiantini III
Chairman, President, and Secretary

(Signed in the capacity of (i) duly
authorized officer of the registrant)

Dated: May 17, 2004	By:	/s/ Tanya Parents

Tanya Parents
Interim Chief Financial Officer

(Signed in the capacity of (i) duly
authorized officer of the registrant and
(ii) principal financial officer of the
registrant)