Form 10-Q
period 2004-06-30
SPECIALTY TRUST INC
filed 2004-08-16
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes [X]	No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [ ]	No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	8,111,032 as of August 4, 2004

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS
Cash and Cash Equivalents	$11,612,577	$2,593,407
Accrued Interest Receivable	1,140,381	875,474
Accounts Receivable	25,798	70,313
Land Held for Residential Development	1,767,696	2,377,457
Real Estate Owned (held for sale)	7,916,212	7,913,160
Mortgage Loans Held for Investment, net of allowance for loan losses of $1,505,852 and $1,424,256 and unearned discount of $56,643 and $103,966 at June 30, 2004 and December 31, 2003, respectively	91,232,042	94,081,942
Other Assets	516,123	546,941

Total Assets	$114,210,829	$108,458,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Dividends Payable	$2,391,475	$2,305,444
Accounts Payable – Related Party	22,833	119,284
Accounts Payable and Accrued Expenses	214,127	326,844
Accrued Interest Payable	58,576	56,952
Deferred Revenue and Other Liabilities	113,400	113,400
Collateralized Notes	36,558,621	31,881,866
Collateralized Notes — Related Parties	591,464	1,528,413

Total Liabilities	39,950,496	36,332,203

STOCKHOLDERS’ EQUITY
Common Stock; $0.01 par value; 50,000,000 shares authorized, 7,971,583 and 7,684,813 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	$79,716	$76,848
Additional Paid-in Capital	74,180,617	71,828,838
Retained Earnings	—	220,805

Total Stockholders’ Equity	74,260,333	72,126,491

Total Liabilities and Stockholders’ Equity	$114,210,829	$108,458,694

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(UNAUDITED)		(UNAUDITED)
Revenue
Interest Income:
Mortgage Loans	$2,730,545	$2,909,935	$5,397,808	$5,746,329
Cash Accounts	34,654	14	64,154	58

	2,765,199	2,909,949	5,461,962	5,746,387

Interest Expense:
Lines of Credit	—	144,019	3,513	259,403
Notes Payable	—	1,431	—	2,896
Collateralized Notes	511,502	304,734	984,658	583,241

Total Interest Expense	511,502	450,184	988,171	845,540

Net Interest Income	2,253,697	2,459,765	4,473,791	4,900,847
Provision for Loan Losses, net	58,230	421,233	81,596	482,911

Net Interest Income After Provision for Loan Losses	2,195,467	2,038,532	4,392,195	4,417,936
Loss on Sale of Real Estate Owned	—	(208,316)	(47)	(208,316)
Other Income	33,500	51,241	68,100	52,245

Net Revenues	2,228,967	1,881,457	4,460,248	4,261,865

Expenses
General and Administrative	123,758	168,377	290,313	255,726
Manager and Directors’ Fees	149,119	72,152	336,465	264,284
Other Expenses	105,779	227,486	209,466	283,443

Total Expenses	378,656	468,015	836,245	803,453

NET EARNINGS	$1,850,311	$1,413,442	$3,624,004	$3,458,412
Basic Earnings per Share	$0.23	$0.19	$0.46	$0.47
Diluted Earning per Share	$0.23	$0.19	$0.46	$0.47

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2003	7,183,004	$71,830	$67,447,861	$—	$67,519,691
Net Earnings and Comprehensive Income	—	—	—	8,252,745	8,252,745
Stock Options Exercised	19,503	195	47,318	—	47,513
Dividends Reinvested on Common Stock	476,306	4,763	5,234,600	—	5,239,363
Stock Granted	6,000	60	65,940	—	66,000
Dividends Declared on Common Stock	—	—	(966,881)	(8,031,940)	(8,998,821)

Balance, December 31, 2003	7,684,813	$76,848	$71,828,838	$220,805	$72,126,491

Net Earnings and Comprehensive Income	—	—	—	3,624,004	3,624,004
Stock Options Exercised	20,530	205	130,270	—	130,475
Dividends Reinvested on Common Stock	263,240	2,633	2,893,007	—	2,895,640
Stock Granted	3,000	30	32,970	—	33,000
Dividends Declared on Common Stock	—	—	(704,468)	(3,844,809)	(4,549,277)

Balance, June 30, 2004	7,971,583	$79,716	$74,180,617	$—	$74,260,333

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities:
Net Earnings	$3,624,004	$3,458,412
Adjustment to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization and Depreciation	35,567	101,707
Provision for Loan Losses	81,596	482,911
Amortization of Loan Fees on Mortgage Loans	(47,323)	(45,214)
Loss on Sale of Real Estate Owned	47	208,316
Noncash stock compensation	33,000	—
Changes in Assets and Liabilities:
Accrued Interest Receivable	(264,907)	(210,659)
Deferred loan points	—	25,000
Other Assets and Accounts Receivable	39,766	(93,304)
Accounts Payable (including Related Party) and Accrued Interest Payable	(207,544)	(168,382)

Net Cash Provided by Operating activities	3,294,206	3,758,787

Cash flows from investing activities:
Investment in Real Estate Owned	(375,467)	(19,433)
Proceeds from Sale of Real Estate Owned	372,368	111,838
Investment in Land Held for Residential Development	(43,001)	(30,840)
Proceeds from Sale of Land Held for Residential Development	652,762	167,672
Purchase of Mortgage Loans Held for Investment	(28,791,075)	(27,388,918)
Principal repayments of Mortgage Loans Held for Investment	31,606,702	14,148,458

Net Cash Provided by (Used in) Investing Activities	3,422,289	(13,011,223)

Cash flows from financing activities:
Proceeds from Common Stock Options Exercised	130,475	46,485
Cash Dividends Paid	(1,567,606)	(1,803,819)
Net Proceeds on Lines of Credit	—	6,433,000
Proceeds on Collateralized Notes	21,044,000	8,386,114
Interest Reinvested on Collateralized Notes	732,421	—
Debt Issue Costs	—	(13,587)

Principal Payments on Collateralized Notes	(18,036,615)	(3,368,253)

Net Cash Provided by Financing Activities	2,302,675	9,679,940

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,019,170	427,504
Cash and Cash Equivalents at Beginning of Period	2,593,407	92,684

Cash and Cash Equivalents at End of Period	11,612,577	520,188

Supplemental Cash Flow Information:
Cash Paid for Interest	$986,547	$356,580

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Collateralized Notes Refinanced at Maturity	$8,458,859	$9,035,869

Dividends Reinvested for Common Stock	$2,895,640	$2,546,445

Proceeds to be Received from Sale of Real Estate Owned	—	$1,115,945

Common Stock Grants	$33,000	$33,000

Foreclosure of Property	—	$1,579,915

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
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

The unaudited consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10Q. In the opinion of the Company all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. The results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The unaudited consolidated financial statements for the six months ended June 30, 2004; include the accounts of the Company and its wholly owned subsidiaries, Specialty Acquisition Corporation (SAC), a taxable REIT subsidiary and Specialty Acquisition Corp. II (SAC II), a qualified REIT subsidiary. SAC was formed on May 2, 2002 to enable the Company to perform development activities to land it had foreclosed upon (Note 4), and to maintain the Company’s qualified REIT status. SAC II was formed on January 17, 2003 to enable the Company to hold property (Note 6). All inter-company accounts and transactions have been eliminated upon consolidation.

The prior period financial statements contain certain reclassifications to conform to the current period classifications. These reclassifications had no effect on net earnings.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses.

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

Earnings per Share

Basic Earnings Per Share (EPS) is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net earnings by the weighted-average common shares and potentially dilutive securities outstanding during the period. For the diluted EPS calculation, the weighted average common shares and potentially dilutive securities outstanding include the average number of shares of common stock outstanding, adjusted for the dilutive effect of unexercised stock options using the treasury stock method.

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

As of January 17, 2003, we formed a Qualified REIT Subsidiary (SAC II). A Qualified REIT subsidiary is a corporation in which a REIT owns 100% of the stock and which is not a taxable REIT subsidiary. As a Qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, it is subject to the Internal Revenue Service (“IRS”) REIT asset, income and distribution requirements. In addition, all of its assets, liabilities and items of income, deduction and credit are treated as assets, liabilities, and income, deductions and credit of the REIT. Also, its activities are treated as activities of the REIT for purposes of the REIT qualification tests and prohibitive transaction limits.

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

Pursuant to existing loan agreements, the Company is committed to fund additional loan advances totaling $3,461,091 as of June 30, 2004.

Allowance for Loan Losses

The Company sets aside an allowance for loan losses through periodic charges to earnings. While there exists probable asset quality problems in the loan portfolio, the Company believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at June 30, 2004 and December 31, 2003.

The following table presents a roll forward of the allowance for loan loss:

Balance at January 1, 2003	$1,815,576
Provision for Loan Losses	25,137
Charge Offs	(416,457)

Balance at December 31, 2003	$1,424,256
Provision for Loan Losses	81,596
Charge Offs	—

Balance at June 30, 2004	$1,505,852

NOTE 3. DELINQUENT LOANS

At June 30, 2004, the Company had 5 loans that were 60 to 546 days past due, totaling approximately $11.5 million in principal and accrued interest. The Company accrued interest on these five loans until the loans were 90 days past due; however, in accordance with the Company’s revenue recognition policy, the Company ceased accruing additional interest income when the loan became 90 days past due. Accrued interest recorded during the 90-day period remains accrued if the Company determines that the underlying collateral supports recovery of the full principal and accrued interest. The accrued interest recorded on the delinquent loans at June 30, 2004 was approximately $208,000. The Company has evaluated the collectability of these delinquent loans including accrued interest in light of the types and dollar amounts of the loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loans and has determined that the amounts are collectible.

At December 31, 2003, the Company had three loans that were 153 to 364 days past due, totaling approximately $6.6 million in principal and accrued interest. The Company accrued interest on these three loans until the loans were 90 days past due; however, in accordance with the Company’s revenue recognition policy, the Company ceased accruing additional interest income when these loans became 90 days past due. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of the Notes, principal and accrued interest. The accrued interest on one delinquent loan was reversed because management determined that the underlying collateral did not support recovery of the interest. The accrued interest recorded on the other delinquent loans at December 31, 2003 was approximately $91,000. Management has evaluated the collectability of these delinquent loans in light of the types and dollar amounts of the loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan and determined that the amounts are collectible.

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

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete the lots, SAC incurred site mapping and other engineering costs, real estate taxes and insurance fees all of which were capitalized. Twelve homes were sold during the quarter ended June 30, 2004 while twenty-one homes were sold during the quarter ended March 31, 2004. The following table provides a roll-forward of this account:

Balance at December 31, 2003	$2,377,457
Capitalized Costs	43,001
Net proceeds from sale of homes	(652,762)

Balance at June 30, 2004	$1,767,696

NOTE 5. REAL ESTATE OWNED (HELD FOR SALE)

As of June 30, 2004 and December 31, 2003, real estate owned totaled $7.9 million and $7.9 million respectively. The properties acquired were as follows:

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

NOTE 6. QUALIFIED REIT SUBSIDIARY

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

As of and for the six months ended June 30, 2004 there was no activity recorded in SAC II.

NOTE 7. COLLATERALIZED NOTES

On May 7, 2002, the Company’s registration statement (the “2002 Registration”) was declared effective by the Securities and Exchange Commission (SEC) increasing the amount of Collateralized Notes available for sale up to $269,312,000 (including amounts remaining unsold under the prior registration) from the original $250,000,000, which had been declared effective by the SEC on January 18, 2001. This 2002 Registration permits the issuance of Collateralized Notes with maturities of up to five years. The Collateralized Notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the Collateralized Notes. The outstanding Collateralized Notes have maturities ranging from 3 months to five years from the date of issue and bear a fixed rate of interest ranging from 2.50% to 7.50% at June 30, 2004 and December 31, 2003. The effective yield of Collateralized Notes outstanding at June 30, 2004 and December 31, 2003 was 5.80% and 5.58%, respectively. At June 30, 2004 and December 31, 2003, the Collateralized Notes were secured by $44,808,657 and $52,036,733 respectively, of mortgage loans pledged as collateral.

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

The Manager receives mortgage placement fees or points, usually charged to the borrower for and upon origination, extension or refinancing of loans, up to 2.5% of the loan balance, with any additional fees or points paid to the Company. The Manager receives a fee for loan servicing equal to one-half of one percent per annum of all loans serviced. These fees are earned directly by the Manager and are deducted from the interest or late payments paid to the Company to cover the Manager’s costs to manage the portfolio, effectively reducing the yield to the Company. Under the Amended Agreement, the Manager receives a monthly base management fee equal to one-half of one percent of the Mortgage Asset Portfolio at the end of the preceding quarter which includes Mortgage Loans net of allowances and unearned discounts, Real Estate Owned and Land Held for Residential Development. In addition, the Manager receives, as incentive compensation for each fiscal quarter, an amount equal to 50% of the tax — based net income before the dividend deduction of the Company, in excess of an annualized return to the Company equal to 12%.

Fees earned by the Manager for the three months and six months ended June 30, 2004 and 2003, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Loan Origination and Extension Fees	$297,487	$414,675	$853,987	$1,024,950
Loan Servicing Fees	103,560	110,732	214,117	219,295
Late Payment Charges	30	4,200	7,354	9,555

Subtotal	401,077	529,607	1,075,458	1,253,800
Base Management Fee	118,605	—	249,072	—
Incentive Compensation Bonus	—	35,613	—	190,275

Total Compensation	$519,682	$565,220	$1,324,530	$1,444,075

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

There are several related parties who held Collateralized Notes issued by the Company. As of June 30, 2004 and December 31, 2003, they owned $591,464 and $1,528,413 in Collateralized Notes, which represents approximately 1.6% and 4.6% of the total Collateralized Note balance, respectively.

In addition, SAC currently has an agreement with a realtor related to the development of the land held for residential development discussed in Note 4. SAC will pay the realtor finder’s fee of $300 per lot and a 3.5% sales commission for each home sold. The realtor is an employee of a real estate company, which is owned by an independent director and member of the Company’s Audit Committee. As of June 30, 2004 and December 31, 2003, SAC did not have any outstanding payables to the realtor related to the finder’s fee. Total fees paid to the real estate company for the six months ended June 30, 2004 and 2003 were approximately $125,000 and $166,000 respectively.

NOTE 9. EARNINGS PER SHARE

The following is a reconciliation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic:
Net earnings applicable to common stock	$1,850	$1,413	$3,624	$3,458

Weighted average number of shares – basic	7,934	7,433	7,879	7,342

Earnings per share – basic	$0.23	$0.19	$0.46	$0.47

Diluted:
Net earnings applicable to diluted earnings per share	$1,850	$1,413	$3,624	$3,458

Weighted average number of shares – basic	7,934	7,433	7,879	7,342
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	14	28	14	28

Weighted average number of shares – diluted	7,948	7,460	7,893	7,370

Earnings per share – diluted	$0.23	$0.19	$0.46	$0.47

NOTE 10- SUBSEQUENT EVENT

On April 26, 2004, our Board of Directors adopted, subject to approval of the stockholders, amendments to the Specialty Trust, Inc. 1997 Executive and Non-Executive Director Stock Option Plan (the “Plan”). The stockholders approved the amendments on June 21, 2004. The principal effect of the Plan amendments is to make an additional 515,000 shares available for grant under the Plan, limit the number of dividend equivalent rights (DERS), that may be attached to future grants to 235,350 shares and limit the number of shares of restricted stock that may be the subject of future grants to the same 235,350 shares.

On July 22, 2004, the Company sold a property classified as REO for $1.3 million. The property had a basis of approximately $1.1 million dollars and the sale will result in a gain of approximately $160,000 after commissions have been paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes.

Safe Harbor Statement

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Specialty Trust, Inc., and our business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, please refer to “Risk Factors” commencing on Page 12 of our Prospectus included in the Registration Statement on Form S-11 (File No. 333-86972) relating to our Collateralized Notes Program.

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

Significant Aspects of Second Quarter 2004 and Year End 2003

At June 30, 2004, we owned approximately $92.8 million of mortgage loans, approximately $1.8 million of land held for residential development and $7.9 in real estate owned and held for resale. Our total assets were approximately $114.2 million. These assets are financed with approximately $37.2 million of recourse short-term debt, and approximately $74.3 million of equity.

As of June 30, 2004, our equity-to-assets ratio was 65.0%, our debt-to-equity ratio was 50.0% and our annualized return on equity for the six months ended June 30, 2004 was 10.1%.

At December 31, 2003, the Company owned approximately $95.6 million of mortgage loans, approximately $2.4 million of land held for residential development and $7.9 million real estate owned and held for resale. Our total assets were approximately $108.5 million. The assets were financed with approximately $33.4 million in collateralized notes, and approximately $72.1 million of equity.

As of December 31, 2003, our equity-to-assets ratio was 66.5%, our debt-to-equity ratio was 46.3%, and our average return on equity for the year ended December 31, 2003 was 11.4%.

Critical Accounting Policies

The Company’s management is responsible to insure that its policies and methodologies are in accordance with generally accepted accounting principles. During the second quarter of 2004, management reviewed and evaluated the Company’s critical accounting policies and believes them to be appropriate.

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

Changes in Financial Condition

Assets

Cash and Cash Equivalents

Cash and cash equivalents increased by approximately $9.0 million (348%) as of June 30, 2004, compared to December 31, 2003. The timing of loan fundings and the timing of debt or equity issues generally determine the amount of cash held by the Company. Our goal is to keep cash invested in loans or other financial instruments and therefore to keep cash balances low whenever possible.

Accrued Interest Receivable

Accrued interest receivable increased by approximately $265,000 (30%) as of June 30, 2004 compared to December 31, 2003 primarily as the result of the timing of interest payments made during the year ended December 31, 2003 as compared to the six months ended June 30, 2004.

Land Held for Residential Development

Land held for residential development decreased by approximately $610,000 (26%) as of June 30, 2004 compared to December 31, 2003 as a result of increased home sales. Land held for residential development consists of three phases of undeveloped lots (the “Project”), which were obtained by the Company through foreclosure in February 2001. This Project originally included 117 lots, which were in various stages of completion at the time of foreclosure. An appraisal was obtained at the time of foreclosure which provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $30,000 each, (ii) phase II’s 61 lots at approximately $15,000 each and (iii) phase III’s 41 lots at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to Specialty Acquisition Corp. (SAC), its wholly owned taxable REIT subsidiary formed in May 2002.

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

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, other engineering costs, real estate taxes, and insurance fees; in 2002, all of which were capitalized. Thirty three (33) completed homes were sold during the six months ended June 30, 2004, leaving twenty four (24) homes in Phases I and II remaining to be sold. The following table a roll-forward of this account:

Balance at December 31, 2003	$2,377,457
Capitalized Costs	43,001
Net proceeds from sale of homes	(652,762)

Balance at June 30, 2004	$1,767,696

Real Estate Owned

Real Estate Owned changed minimally compared to December 31, 2003, increasing by approximately $3,000 (.04%).

Mortgage Loans

Mortgage loans held for investment net of allowance for loan losses and unearned discounts decreased by approximately $2.8 million (3%) as of June 30, 2004 compared to December 31, 2003. This decrease was due primarily to an overall decrease in the mortgage loan portfolio due to loan payoffs. The allowance for loan losses was increased approximately $82,000 during the period to provide for potential future loan losses. There were no credit losses recorded during the period.

Liabilities

Dividends Payable

Dividends payable increased by approximately $86,000 (4%) as of June 30, 2004 compared to December 31, 2003 due primarily to a corresponding increase in the number of shares outstanding.

Accounts Payable and Accrued Expenses and Accounts Payable – Related Party Accounts payable and accrued expenses and accounts payable related party decreased by approximately $209,000 (47%) as of June 30, 2004 compared to December 31, 2003. This decrease was due primarily to the management fee payable to the Manager being higher, as of December 31, 2003 than as of June 30, 2004. In addition, professional fees related to the preparation of Form 10K were accrued as of December 31, 2003; and paid during the first six months of 2004.

Collateralized Notes and Collateralized Notes – Related Party Collateralized Notes increased by approximately $3,740,000 (11%) as of June 30, 2004 compared to December 31, 2003 due to increased issuance of such notes caused by increased demand. Demand increased primarily because the stated interest rates of the notes are slightly higher than the average rates paid by banks. Our Collateralized Notes were authorized for public sale on January 19, 2001.

Results of Operations

The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Three months Ended			Six months Ended
	June 30, 2004			June 30, 2004
	Over/Under			Over/Under
	June 30, 2003			June 30, 2003
	Net			Net
	Change	Rate	Volume	Change	Rate	Volume
Interest Income
Mortgage Loans	(179,390)	185,198	(364,588)	(348,521)	271,155	(619,676)
Cash Accounts	34,640	(4)	34,644	64,096	21	64,075

Total	(144,750)	185,194	(329,944)	(284,425)	271,176	(555,601)

Expense
Line of Credit	(144,019)	—	(144,019)	(255,890)	—	(255,890)
Note Payable	(1,431)	—	(1,431)	(2,896)	—	(2,896)
Collateralized Notes	206,768	15,750	191,018	401,417	17,245	384,172

Total	61,318	15,750	45,568	142,631	17,245	125,386

Change in net interest income	(206,068)	169,444	(375,512)	(427,056)	253,931	(680,987)

Our operating results include all of the reported income of our mortgage finance operation. A comparison of the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003 follows:

Interest Income, Mortgage Loans and Interest Income Cash Accounts Interest income decreased approximately $145,000 (5%) and $284,000 (5%) for the three and six months ended June 30, 2004, respectively, as compared to the same periods in prior year, due primarily to the overall decrease in the mortgage loan portfolio.

Interest Expense – Lines of Credit

Interest expense on lines of credit decreased by approximately $144,000 (100%) and $256,000 (99%) for the three and six months ended June 30, 2004, respectively, as compared to the same periods in prior year, primarily due to the Company not utilizing its lines of credit during the three and six months ended June 30, 2004.

Interest Expense – Collateralized Notes

Interest expense on Collateralized Notes increased by approximately $207,000 (68%) and $401,000 (69%) for the three and six months ended June 30, 2004, respectively, as compared to the same periods in prior year. The increase was primarily due to the additional issuance of collateralized notes.

Provision for Loan Losses

Provision for loan losses decreased by approximately $363,000 (86%) and $401,000 (83%) for the three and six months ended June 30, 2004, respectively, as compared the same periods in prior year. This decrease was primarily due to improvement in the mortgage loan portfolio.

Loss on Sale of Real Estate Owned

Loss on sale of real estate owned decreased by approximately $208,000 (100%) for the three and six months ended June 30, 2004, as compared the same periods last year. This decrease was primarily due to the sale of property in the prior year resulting in a loss that did not occur in current year.

General and Administrative Expenses

General and administrative expenses decreased by approximately $45,000 (27%) for the three months ended June 30, 2004, as compared to the same period in prior year. This was primarily due to a decrease in advertising expenditures in second quarter 2004. General and administrative expenses increased by approximately $35,000 (14%) for the six months ended June 30, 2004, as compared to the same period in prior year. This was primarily due to an increase in professional fees in the first quarter of 2004.

Manager and Directors’ Fees

Manager and directors fees increased by approximately $77,000 (107%) and $72,000 (27%) for the three and six months ended June 30, 2004, respectively, as compared to the same periods in prior year. This was primarily due to an increase in the base management fee per the terms of the Amended Management Agreement with Specialty Financial effective January 1, 2004.

Other Expenses

Other expenses decreased by approximately $122,000 (54%) and $74,000 (26%) for the three and six months ended June 30, 2004, respectively, as compared to the same periods in prior year. The decrease was the result of a reduction in foreclosure costs due to an improvement in the mortgage loan portfolio.

Interest Rate/Market/Credit Risk

We seek to manage the interest rate risk, credit risk and market risk to our portfolio. By originating short-term loans (generally less than three years), we can significantly reduce the risk of changing interest rates. Additionally, we continue to monitor the quality of our loans through the consistent application of our underwriting guidelines and loss mitigation practices of our servicing procedures. In this way, we seek to control credit risk. The majority of our loans are located in Nevada; however, the Company is also acquiring loans in Arizona, Colorado, California and Utah to help diversify the portfolio and reduce the risk of investing in one market.

The following table sets forth the weighted average yield earned on our assets and the weighted average expense of our liabilities for the periods shown.

	Annualized		Annualized
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest Income
Mortgage Loans	12.08%	11.32%	12.04%	11.48%
Cash Accounts	1.04%	1.36%	1.05%	.82%
Interest Expense
Lines of Credit	0.00%	4.28%	4.00%	4.24%
Notes Payable	0.00%	0.49%	0.00%	0.50%
Collateralized Notes	5.62%	5.36%	5.56%	5.40%
Net Interest Spread	5.04%	6.52%	5.15%	6.66%

Liquidity and Capital Resources

We manage our short-term liquidity (defined as our funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from our mortgage portfolio produce monthly cash flow, which can be used to originate new loans and to pay dividends to stockholders. This source provided approximately $5.1 million during the 6 months ended June 30, 2004 and $11.7 million during the 12 months ended December 31, 2003, respectively.

Secondly, the payoff and the prepayment of loans provides additional liquidity to our portfolio. Historically, we have experienced annual loan payoffs and prepayments of approximately 30% to 35% of our outstanding portfolio. Since our loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $92.8 million, we would anticipate annual cash flows from principal pay downs of approximately $31 million. Based on the timing of the loan maturity, the actual cash flow may differ substantially. As we continue to issue Collateralized Notes, our loan portfolio will be able to be increased as will the cash flow from principal pay downs. Typically, these funds are used to originate new mortgage loans, but there are no restrictions on the use of the funds.

The following table illustrates the scheduled maturities of mortgage loan investments subsequent to June 30, 2004:

Maturity	Amount
July 1, 2004 to December 31, 2004	$24,704,211
2005	47,278,596
2006	20,811,730

$92,794,537

Under existing mortgage loans, the Company is obligated to fund additional loan amounts totaling $3,461,091 as of June 30, 2004.

Thirdly, we have the ability to issue Collateralized Notes to provide additional liquidity. Starting May 7, 2002, as a result of the 2002 Registration, the Company was permitted to offer Collateralized Notes with maturities of up to five years. Although not a committed source, we may utilize Collateralized Notes to meet a portion of our short-term funding needs under normal market conditions.

The following table reflects the maturities of Collateralized Notes as of June 30, 2004:

Maturity	Amount
July 1, 2004 to December 31, 2004	$18,203,846
2005	16,162,997
2006	1,197,785
2007	348,966
2008	891,490
Thereafter	345,001

$37,150,085

Lastly, we had two committed lines of credit with commercial banks to provide another level of liquidity as of June 30, 2004. We can borrow $6.5 million and $7.0 million on two separate lines of credit to provide funding for new mortgage loans, for an aggregate of $13.5 million in available credit. The $6.5 million is available through June 15, 2005. The $7.0 million line is available through October 15, 2004. All lines of credit are collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants. Such covenants include restrictions on (i) any change in business activities from those we are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, (ii) maximum debt to equity ratio, (iii) fixed charge coverage ratio, and (v) a maximum allowable for lines of credit of $20 million. The Company was in compliance with these covenants as of June 30, 2004.

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

While there exists probable asset quality problems in the Company’s loan portfolio, management believes sufficient amounts have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at June 30, 2004.

Non-Performing Loans, Potential Problem Loans, and Other Real Estate

As a Company policy the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of principal and accrued interest. At June 30, 2004, the Company had 5 loans that were 60 to 546 days past due, totaling approximately $11.5 million in principal and accrued interest.

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

For the most part, our loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, or monthly payments of interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of our loans, we do not believe that a 100-200 basis point increase or decrease in general interest rates (from those prevailing at June 30, 2004) would have a significant impact on the fair value of our fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for our borrowers to sell or refinance their respective properties. This could have a material adverse effect on us, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, California, or Utah could have a material adverse impact on us. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for us to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

(b)	Changes in internal control Over Financial Reporting

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At June 30, 2004, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2. CHANGES IN SECURITIES ,USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None. The Company did not repurchase any of its equity securities during the second quarter of 2004 and has not adopted any plan for such repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 26, 2004, our Board of Directors adopted, subject to approval of the stockholders, amendments to the Specialty Trust, Inc. 1997 Executive and Non-Executive Director Stock Option Plan (the “Plan”). The stockholders approved the amendments on June 21, 2004. The principal effect of the Plan amendments is to make an additional 515,000 shares available for grant under the Plan, limit the number of dividend equivalent rights (DERS), that may be attached to future grants to 235,350 shares and limit the number of shares of restricted stock that may be the subject of future grants to the same 235,350 shares.

In addition, at the Annual Meeting of Stockholders held on June 21, 2004, the following voting results occurred:

(a)	The election of Class I Directors: Nello Gonfiantini III and Stephen V. Novecek.

(b)	Ratification of selection of KPMG LLP as independent auditors for the fiscal year ending December 31, 2004.

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

(b)	Reports on Form 8-K None filed during the quarter ended June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY TRUST, INC.

Dated: August 16, 2004	By:	/s/ NELLO GONFIANTINI III

Nello Gonfiantini III
Chairman, President, and Secretary

(Signed in the capacity of (i) duly authorized officer of the registrant )

Dated: August 16, 2004	By:	/s/ TANYA MCCAFFERY

Tanya McCaffery
Interim Chief Financial Officer

(Signed in the capacity of (i) duly authorized officer of the registrant and (ii) principal financial officer of the registrant)