Form 10-Q
period 2004-09-30
SPECIALTY TRUST INC
filed 2004-11-15
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	8,119,092 as of November 1, 2004

INDEX

		Page
	PART I. FINANCIAL INFORMATION
Item 1	Financial Statements – Specialty Trust, Inc. and Subsidiaries (Unaudited)	3
	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3
	Consolidated Statements of Earnings for the Three Months and Nine Months Ended September 30, 2004 and 2003	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2004 and the Year Ended December 31, 2003	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4	Controls and Procedures	26
	PART II. OTHER INFORMATION
Item 1	Legal Proceedings	27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3	Defaults Upon Senior Securities	27
Item 4	Submission of Matters to a Vote of Security Holders	27
Item 5	Other Information	27
Item 6	Exhibits and Reports on Form 8-K	27
Signatures		29
Exhibit 31.1		30
Exhibit 31.2		31
Exhibit 32.1		32
Exhibit 32.2		33
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30, 2004	December 31, 2003
ASSETS
ASSETS
Cash and Cash Equivalents	$15,496,204	$2,593,407
Restricted Cash	12,350,631	—
Accrued Interest Receivable	772,857	875,474
Accounts Receivable	67,661	70,313
Land Held for Residential Development	1,689,422	2,377,457
Real Estate Owned (held for sale)	9,710,688	7,913,160
Mortgage Loans Held for Investment, net of allowance for loan losses of $1,069,598 and $1,424,256 and unearned discount of $93,164 and $103,966 at September 30, 2004 and December 31, 2003, respectively	81,646,469	94,081,942
Other Assets	472,196	546,941

Total Assets	$122,206,128	$108,458,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Dividends Payable	$2,435,727	$2,305,444
Accounts Payable – Related Party	22,578	119,284
Accounts Payable and Accrued Expenses	206,582	326,844
Accrued Interest Payable	67,809	56,952
Deferred Revenue and Other Liabilities	—	113,400
Collateralized Notes	43,145,467	31,881,866
Collateralized Notes — Related Party	—	1,528,413

Total Liabilities	$45,878,163	$36,332,203

STOCKHOLDERS’ EQUITY
Common Stock; $0.01 par value; 50,000,000 shares authorized, 8,119,092 and 7,684,813 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	$81,191	$76,848
Additional Paid-in Capital	76,246,774	71,828,838
Retained Earnings	—	220,805

Total Stockholders’ Equity	76,327,965	72,126,491

Total Liabilities and Stockholders’ Equity	$122,206,128	$108,458,694

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September	September	September 30,	September 30,
	30, 2004	30, 2003	2004	2003
Revenue
Interest Income:
Mortgage Loans	$3,213,630	$2,905,338	$8,611,438	$8,651,667
Cash Accounts	55,313	2	119,467	61

	3,268,943	2,905,340	8,730,905	8,651,728

Interest Expense:
Lines of Credit	—	77,877	3,513	337,280
Notes Payable	—	475	—	3,371
Collateralized Notes	549,230	373,128	1,533,888	956,369

Total Interest Expense	549,230	451,480	1,537,401	1,297,020

Net Interest Income	2,719,713	2,453,860	7,193,504	7,354,708
(Reversal of Provision)/Provision for Loan Losses, net	(176,254)	(359,523)	(94,658)	123,388

Net Interest Income After Provision for Loan Losses	2,895,967	2,813,383	7,288,162	7,231,320
Gain(Loss) on Sale of Real Estate Owned	319,812	89,712	319,765	(118,604)
Other Income(Loss)	460	(36,853)	68,560	15,391

Net Revenues	3,216,239	2,866,242	7,676,487	7,128,107

Expenses
General and Administrative	215,890	137,440	506,203	393,166
Manager and Directors’ Fees	159,518	108,395	495,983	372,679
Other (Recoveries)/Expenses	(79,463)	174,058	130,003	457,500

Total Expenses	295,945	419,893	1,132,189	1,223,345

NET EARNINGS	$2,920,294	$2,446,349	$6,544,298	$5,904,762

Basic Earnings per Share	$0.36	$0.32	$0.83	$0.80

Diluted Earning per Share	$0.36	$0.32	$0.83	$0.79

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

	Common Stock		Additional
			Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2003	7,183,004	$71,830	$67,447,861	$—	$67,519,691
Net Earnings and Comprehensive Income	—	—	—	8,252,745	8,252,745
Stock Options Exercised	19,503	195	47,318	—	47,513
Dividends Reinvested on Common Stock	476,306	4,763	5,234,600	—	5,239,363
Stock Granted	6,000	60	65,940	—	66,000
Dividends Declared on Common Stock	—	—	(966,881)	(8,031,940)	(8,998,821)

Balance, December 31, 2003	7,684,813	$76,848	$71,828,838	$220,805	$72,126,491

Net Earnings and Comprehensive Income	—	—	—	6,544,298	6,544,298
Stock Options Exercised	24,293	243	132,091	—	132,334
Dividends Reinvested on Common Stock	403,986	4,040	4,439,806	—	4,443,846
Stock Granted	6,000	60	65,940	—	66,000
Dividends Declared on Common Stock	—	—	(704,468)	(6,280,536)	(6,985,004)

Balance, September 30, 2004	8,119,092	$81,191	$75,762,207	$484,567	$76,327,965

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash flows from operating activities:
Net Earnings	$6,544,298	$5,904,762
Adjustment to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization	60,424	40,030
(Reversal of Provision)/Provision for Loan Losses, net	(94,658)	123,388
Amortization of Loan Fees on Mortgage Loans	(67,052)	118,604
Gain on Sale of Real Estate Owned	(216,912)	(67,450)
Non-cash Stock Compensation	66,000	49,500
Changes in Assets and Liabilities:
Accrued Interest Receivable	102,617	(184,374)
Accounts Receivable	2,652	(24,481)
Other Assets	14,320	8,794
Deferred Loan Points	—	75,000
Accounts Payable (including Related Party) and Accrued Interest Payable	(206,111)	19,871
Deferred Revenue and Other Liabilities	(113,400)	17,500

Net Cash Provided by Operating activities	6,092,178	6,081,144

Cash flows from investing activities:
Investment in Real Estate Owned	(1,020,387)	(105,120)
Proceeds from Sale of Real Estate Owned	1,558,760	3,142,739
Investment in Land Held for Residential Development	(51,677)	(166,090)
Proceeds from Sale of Land Held for Residential Development	739,712	191,920
Purchase of Mortgage Loans Held for Investment	(67,307,246)	(60,475,229)
Principal Repayments of Mortgage Loans Held for Investment	77,785,441	47,560,743

Net Cash Used in Investing Activities	11,704,603	(9,851,037)

Cash flows from financing activities:
Proceeds from Common Stock Options Exercised	132,334	47,008
Cash Dividends Paid	(2,410,875)	(2,709,623)
Net Payments on Lines of Credit	—	(3,371,000)
Proceeds on Collateralized Notes	35,751,000	13,755,235
Interest Reinvested on Collateralized Notes	1,120,258	785,003
Debt Issue Costs	—	(65,185)
Principal Payments on Collateralized Notes	(27,136,070)	(4,720,549)

Restricted Cash	(12,350,631)	—

Net Cash Provided by Financing Activities	(4,893,984)	3,720,889

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,902,797	(49,004)
Cash and Cash Equivalents at Beginning of Period	2,593,407	92,684

Cash and Cash Equivalents at End of Period	$15,496,204	$43,680

Supplemental Cash Flow Information:
Cash Paid for Interest	$1,526,544	$1,266,029

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Dividends Reinvested for Common Stock	$4,443,846	$3,870,572

Foreclosure of Property	$2,118,989	$10,224,992

Charge off of Allowance for Loan Losses	$260,000	$416,457

Note Received for Sale of Foreclosed Property	—	$125,000

The accompanying notes are an integral part of these unaudited statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Specialty Trust, Inc., formerly Specialty Mortgage Trust, and Subsidiaries (the “Company”) is a Maryland corporation, which acquires and holds interests in mortgage loans secured by property located in Nevada, Arizona, Colorado, California, and Utah. The Company’s strategy is to acquire land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. The Company has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (the “Manager”), a private mortgage finance company operating in Nevada, wholly owned by Nello Gonfiantini III, the Company’s President and Chairman of its Board of Directors. The Company was incorporated on October 21, 1997 and began operations on January 31, 1998.

The unaudited consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10Q. In the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. The results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The unaudited consolidated financial statements for the nine months ended September 30, 2004 include the accounts of the Company and its wholly owned subsidiaries, Specialty Acquisition Corporation (SAC), a taxable REIT subsidiary and Specialty Acquisition Corp. II (SAC II), a qualified REIT subsidiary. SAC was formed on May 2, 2002 to enable the Company to perform development activities to land it had foreclosed upon (Note 4), and to maintain the Company’s qualified REIT status. SAC II was formed on January 17, 2003 to enable the Company to hold property (Note 6). All inter-company accounts and transactions have been eliminated upon consolidation.

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

Stock Options

The Company accounts for stock based compensation under the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) 123, “Accounting for Stock-Based Compensation,” which requires the measurement of stock compensation expense using the fair value method of accounting.

Mortgage Loans

The Company has both the intent and the ability to hold mortgage loans until maturity. Therefore, mortgage loans are classified and accounted for as held for investment and are carried at cost.

The mortgage loans are originated by the Manager, in the name of the Manager, and simultaneously sold, in whole or in part, to the Company. Loan servicing is retained by the Manager.

The Company follows SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. SFAS 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company generally obtains a third party appraisal on the underlying collateral for impaired loans to determine the amount of impairment, if any. SFAS 118 clarifies interest income recognition and the disclosure requirements of SFAS 114.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses on mortgage loans. Additions to the allowance are based on an assessment of certain factors including, but not limited to, a review of collateral values, borrower payment ability and general economic conditions. Additions to the allowance are provided through a charge to current earnings. Actual losses on loans are recorded as a charge-off or a reduction to the loan loss allowance. Subsequent recoveries of amounts previously charged off are added back to the provision for loan losses.

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

Income Taxes

The Company’s financial results generally do not reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will allow the Company to be taxed as a REIT and as a result, does not anticipate the payment of substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet any of these requirements, it would be subject to federal income tax.

SAC, the Company’s wholly owned taxable REIT subsidiary, is generally subject to corporate level income tax on its income and will generally be able to distribute only its net after tax earnings to the Company as dividends. Management believes that the deferred tax assets related to net operating losses will most likely not be recovered.

SAC II, the Company’s qualified REIT subsidiary, is a corporation and the REIT owns 100% of the stock. As a qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, its activities are treated as activities of the REIT and subject to the REIT qualification tests and prohibitive transaction limits. All of its assets, liabilities and items of income, deduction and credit are included in the Federal income tax return in the related tax line items for the REIT.

NOTE 2. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage Loan Products

The Company has four mortgage loan products consisting of land, construction, commercial building and other. Substantially all mortgage loan products have similar stated interest rates ranging from 12.0% to 13.5%. Due to the similar nature of the effective interest rates among the four loan products, the Company does not compile or report revenues by product type.

Pursuant to existing loan agreements, the Company is committed to fund additional loan advances totaling $807,687 as of September 30, 2004.

Allowance for Loan Losses

The Company sets aside an allowance for loan losses through periodic charges to earnings. The Company believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at September 30, 2004 and December 31, 2003.

The following table presents a roll forward of the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	1,505,852	2,132,030	1,424,256	1,815,576
(Reversal of Provision)/Provision for Loan Losses	(176,254)	(359,523)	(94,658)	123,388
Charge Offs	(260,000)	(250,000)	(260,000)	(416,457)

Balance at end of period	1,069,598	1,522,507	1,069,598	1,522,507

NOTE 3. DELINQUENT LOANS

At September 30, 2004, the Company had no loans that were past due for principal or interest. The Company also does not have any delinquent accrued interest as of September 30, 2004.

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

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete the lots, SAC incurred site mapping and other engineering costs, real estate taxes and insurance costs all of which were capitalized. Five homes were sold during the quarter ended September 30, 2004. The following table provides a roll-forward of this account:

Balance at December 31, 2003	$2,377,457
Capitalized Costs	51,677
Net proceeds from sale of homes	(739,712)

Balance at September 30, 2004	$1,689,422

On June 30, 2003, the homebuilder neglected to exercise his option to purchase Phase III of the Project. The Company has subsequently listed the property for sale.

NOTE 5. REAL ESTATE OWNED (HELD FOR SALE)

As of September 30, 2004 and December 31, 2003, real estate owned totaled $9.7 million and $7.9 million respectively. The properties acquired were as follows:

•	A personal residence in Telluride, Colorado acquired in September of 2003 with a loan balance of approximately $1.7 million.

•	Two parcels of raw land in Mesquite, Nevada acquired in August of 2003 with loan balances of approximately $2.6 million and $2.5 million.

•	A commercial property located in Las Vegas, Nevada acquired in August of 2002 with a loan balance of $950,000. This property was sold in July, 2004.

•	A personal residence in Castle Rock, Colorado acquired in July of 2004 with a loan balance of $2.3 million.

At September 30, 2004, the Company had write-downs of $260,000 related to the Castle Rock, Colorado property in the net balance of real estate owned. At December 31, 2003, the Company had write-downs of $250,000 related to the Mesquite, Nevada properties in the net balance of real estate owned.

NOTE 6. QUALIFIED REIT ASSET

As of January 17, 2003, the Company formed SAC II, a qualified REIT subsidiary. A qualified REIT subsidiary is a corporation in which a REIT owns 100% of the stock and which is not a taxable REIT subsidiary. As a qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, its activities are treated as activities of the REIT and subject to the REIT qualification tests and prohibitive transaction limits. All of its assets, liabilities and items of income, deduction and credit are included in the related tax line items for the REIT.

As of and for the nine months ended September 30, 2004, there was no activity recorded in SAC II.

NOTE 7. COLLATERALIZED NOTES

On August 16, 2004, Post Effective Amendment No. 2 to the Company’s registration statement was declared effective by the Securities and Exchange Commission (SEC) changing the amount of collateralized notes available for sale to $189,521,000 (including amounts remaining unsold under the prior registration) from the original $250,000,000, which had been declared effective by the SEC on January 18, 2001. The collateralized notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the collateralized notes. If there are not sufficient, qualifying mortgage loans in the loan portfolio to attain the required collateral levels, the Company is required to pledge restricted cash to the trustee of the notes in order to collateralize the notes at the required level. As of September 30, 2004 total restricted cash of approximately $12.4 million was pledged to the trustee.

The outstanding collateralized notes have maturities ranging from 3 months to five years from the date of issue and bear a fixed rate of interest ranging from 2.25% to 7.50% at September 30, 2004 and December 31, 2003. The effective yield of collateralized notes outstanding at September 30, 2004 and December 31, 2003 was 5.77% and 5.58%, respectively. At September 30, 2004 and December 31, 2003, the collateralized notes were secured by $46.3 million and $52.0 million respectively, of mortgage loans pledged as collateral.

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

Fees earned by the Manager for the three months and nine months ended September 30, 2004 and 2003, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Loan Origination and Extension Fees	$904,873	$839,120	$1,758,860	$1,864,070
Loan Servicing Fees	135,392	106,121	349,509	325,416
Late Payment Charges	42,934	1,610	50,288	11,165

Subtotal	1,083,199	946,851	2,158,657	2,200,651
Base Management Fee	126,144	—	375,216	—
Incentive Compensation Bonus	—	83,417	—	273,692

Total Compensation	$1,209,343	$1,030,268	$2,533,873	$2,474,343

The loan origination fees are received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from borrowers. Late payment charges are received directly by the Manager from the borrower. The Base Management Fee is paid monthly to the Manager by the Company. The Manager’s incentive compensation is calculated in accordance with the Agreement and is recorded in the line item, Manager and Directors Fees, in the Company’s financial statements.

There are several related parties who previously held Collateralized Notes issued by the Company. As of December 31, 2003, they owned $1,528,413 in Collateralized Notes, which represents approximately 4.6% of the total Collateralized Note balance. As of September 30, 2004, there were no Collateralized Notes held by related parties.

In addition, SAC currently has an agreement with a realtor related to the development of the land held for residential development discussed in Note 4. SAC will pay a realtor finder’s fee of $300 per lot and a 3.5% sales commission for each home sold. The realtor is an employee of a real estate company, which is owned by an independent director and member of the Company’s Audit Committee. As of September 30, 2004 and December 31, 2003, SAC did not have any outstanding payables to the realtor related to the finder’s fee. Total fees paid to the real estate company for the nine months ended September 30, 2004 and 2003 were approximately $165,000 and $166,000 respectively.

NOTE 9. EARNINGS PER SHARE

The following is a reconciliation of earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic:
Net earnings applicable to common stock	$2,920	$2,446	$6,544	$5,905

Weighted average number of shares – basic	8,095	7,556	7,838	7,404

Earnings per share – basic	$0.36	$0.32	$0.83	$0.80

Diluted:
Net earnings applicable to diluted earnings per share	$2,920	$2,446	$6.544	$5,905

Weighted average number of shares – basic	8,095	7,556	7,838	7,404
Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	10	25	10	25

Weighted average number of shares – diluted	8,105	7,581	7,848	7,429

Earnings per share – diluted	$0.36	$0.32	$0.83	$0.79

NOTE 10- SUBSEQUENT EVENT

Subsequent to September 30, 2004, the Company funded additional mortgage loans in sufficient amounts to collateralize the Collateralized Notes per required limits. Therefore, the amounts that were included in Restricted Cash at September 30, 2004 and pledged to the trustee of the note program were released from restriction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes.

Safe Harbor Statement

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Specialty Trust, Inc., and the business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, please refer to “Risk Factors” commencing on Page 12 of our Prospectus included in the Registration Statement on Form S-11 (File No. 333-86972) relating to our Collateralized Notes Program.

Company Overview

The Company is a mortgage finance company specializing in acquiring nonconforming residential and commercial real estate mortgage loans for the purpose of holding the loans in its portfolio. The Company funds its loans chiefly through equity and to a lesser degree with short-term debt. This short-term debt consists of secured bank lines of credit and the Collateralized Note Program.

The Company’s business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the States of Nevada, Arizona, Colorado, California and Utah whose needs are generally not being served by traditional financial institutions. The Company’s strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multi-family residential loans. Management generally limits the amount of investment in any single mortgage loan or in mortgage loans to one borrower to 10% of the total assets (approximately $12 million), although the Board of Directors may approve exceptions. Most loans will have terms of one to three years. The mortgage loans may be secured by unimproved as well as improved real property and non-income producing property as well as income-producing real property. Some mortgage loans may be secured by a borrower’s leasehold interest in real property. The loans generally produce higher yields than those obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

The Company is structured as a real estate investment trust (REIT), thereby generally eliminating federal taxes at the corporate level on income that is distributed to stockholders. Because the Company is not structured as a traditional lender that accepts deposits, it is subject to substantially less regulatory oversight and incurs lower compliance expenses as compared to banks, thrift institutions and many other holders of mortgage loans.

Specialty Financial serves as the Company’s manager and is responsible for loan originations, loan servicing, and day-to-day operations, subject to the supervision of the Company’s Board of Directors.

Significant Aspects of Third Quarter 2004 and Year End 2003

At September 30, 2004, the Company owned approximately $82.8 million of mortgage loans, approximately $1.7 million of land held for residential development and $9.7 million in real estate owned and held for sale. Total assets were approximately $122.2 million. These assets are financed with approximately $43.1 million of recourse short-term debt, and approximately $76.3 million of equity.

As of September 30, 2004, the Company’s equity-to-assets ratio was 62.5%, the debt-to-equity ratio was 56.5% and the annualized return on equity for the nine months ended September 30, 2004 was 15.7%.

At December 31, 2003, the Company owned approximately $95.6 million of mortgage loans, approximately $2.4 million of land held for residential development and $7.9 million of real estate owned and held for sale. Total assets were approximately $108.5 million. The assets were financed with approximately $33.4 million in collateralized notes, and approximately $72.1 million of common equity.

As of December 31, 2003, the Company’s equity-to-assets ratio was 66.5%, the debt-to-equity ratio was 46.3%, and the average return on equity for the year ended December 31, 2003 was 11.4%.

Critical Accounting Policies

The Company’s management is responsible to insure that its policies and methodologies are in accordance with U.S. generally accepted accounting principles. During the third quarter of 2004, management reviewed and evaluated the Company’s critical accounting policies and believes them to be appropriate.

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SAC and SAC II. The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. These estimates are based, in part, on management’s judgment and assumptions regarding various economic conditions believed to be reasonable based on facts and circumstances existing at the time of reporting. In preparing these consolidated financial statements, management has used their best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from those estimates.

The following summarizes the components of the Company’s consolidated financial statements where understanding accounting policies is critical to understanding and evaluating reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to the financial statements and the related accounting policies. Detailed accounting policies are described in Note 1 to the Company’s consolidated financial statements.

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

Income Taxes

The Company’s financial results generally do not reflect provisions for current or deferred income taxes. Management believes that the Company has and intends to continue to operate in a manner that will allow the Company to be taxed as a REIT and as a result, does not anticipate the payment of substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet any of these requirements, it would be subject to federal income tax.

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

As of January 17, 2003, the Company formed Specialty Acquisition Corp. II (SAC II) a qualified REIT subsidiary. A qualified REIT subsidiary is a corporation in which a REIT owns 100% of the stock and which is not a taxable REIT subsidiary. As a qualified REIT Subsidiary, SAC II is not treated as a separate corporation from the REIT for tax purposes. Therefore, its activities are treated as activities of the REIT and subject to the REIT qualification tests and prohibitive transaction limits. All of its assets, liabilities and items of income, deduction and credit are included in the federal income tax return for the REIT.

Changes in Financial Condition

Assets

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash increased by approximately $25.2 million (974%) as of September 30, 2004, compared to December 31, 2003. The timing of loan fundings and the timing of debt or equity issues generally determine the amount of cash held by the Company. Our goal is to keep cash invested in loans or other financial instruments and therefore to keep cash balances low whenever possible. As of September 30, 2004, approximately $12.4 million of cash was pledged as collateral for Collateralized Notes to the trustee of our Collateralized Note program.

Accrued Interest Receivable

Accrued interest receivable decreased by approximately $103,000 (12%) as of September 30, 2004 compared to December 31, 2003 primarily as the result of an overall decrease in the loan portfolio.

Land Held for Residential Development

Land held for residential development decreased by approximately $688,000 (29%) as of September 30, 2004 compared to December 31, 2003 as a result of increased home sales. Land held for residential development consists of three phases of undeveloped lots (the “Project”), which were obtained by the Company through foreclosure in February 2001. This Project originally included 117 lots, which were in various stages of completion at the time of foreclosure. An appraisal was obtained at the time of foreclosure which provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $30,000 each, (ii) phase II’s 61 lots at approximately $15,000 each and (iii) phase III’s 41 lots at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to Specialty Acquisition Corp. (SAC), its wholly owned taxable REIT subsidiary formed in May 2002.

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

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, other engineering costs, real estate taxes, and insurance costs in 2002, all of which were capitalized. Forty one completed homes were sold during the nine months ended September 30, 2004. The following table is a roll-forward of this account:

Balance at December 31, 2003	$2,377,457
Capitalized costs	51,677
Net proceeds from sale of homes	(739,712)

Balance at September 30, 2004	$1,689,422

On June 30, 2003, the homebuilder neglected to exercise his option to purchase Phase III of the Project. The Company has subsequently listed the property for sale.

Real Estate Owned

Real estate owned increased by approximately $1.8 million (23%) as of September 30, 2004 compared to December 31, 2003. This increase was due primarily to the acquisition of an additional property in Castle Rock, Colorado through foreclosure.

Mortgage Loans

Mortgage loans held for investment net of allowance for loan losses and unearned discounts decreased by approximately $12.4 million (13%) as of September 30, 2004 compared to December 31, 2003. The allowance for loan losses was decreased by approximately $355,000 during the quarter ended September 30, 2004 due to the charge off of a specific reserve to real estate owned and a decrease in the average risk rating for the remaining portfolio.

The Company’s mortgage loan portfolio has declined from its level at year-end 2003 due to paydowns and increased competition for new loan originations. The generally high level of liquidity in the banking system has resulted in competition from commercial banks and other financial institutions that typically do not focus on the types of mortgage loans acquired by the Company. The Company has elected to maintain its underwriting standards and threshold return requirements rather than making concessions solely to support the level of the loan portfolio. The Company cannot predict when the present market conditions may improve.

Other Assets

Other assets decreased by approximately $75,000 (14%) as of September 30, 2004 compared to December 31, 2003 primarily due to the amortization of debt offering costs.

Liabilities

Dividends Payable

Dividends payable increased by approximately $130,000 (6%) as of September 30, 2004 compared to December 31, 2003 due primarily to a corresponding increase in the number of shares outstanding.

Accounts Payable and Accrued Expenses and Accounts Payable – Related Party

Accounts payable and accrued expenses and accounts payable related party decreased by approximately $217,000 (49%) as of September 30, 2004 compared to December 31, 2003. This decrease was due primarily to the management fee payable to the Manager being higher, as of December 31, 2003 than as of September 30, 2004. In addition, professional fees related to the preparation of Form 10K were accrued as of December 31, 2003 and paid during 2004.

Deferred Revenue and Other Liabilities

Deferred revenue and other liabilities decreased by approximately $113,000 (100%) due primarily to the recognition of a deferred gain upon payoff of the related mortgage loan.

Collateralized Notes and Collateralized Notes – Related Party

Collateralized notes increased by approximately $9.7 million (29%) as of September 30, 2004 compared to December 31, 2003 due to increased issuance of such notes caused by increased demand. Demand increased primarily because the stated interest rates of the notes are significantly higher than the average rates paid by banks. Our Collateralized Notes were authorized for public sale on January 19, 2001.

Results of Operations

The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Three months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	Over/Under			Over/Under
	September 30, 2003			September 30, 2003
	Net			Net
	Change	Rate	Volume	Change	Rate	Volume
Interest Income
Mortgage Loans	$308,292	$839,543	$(531,251)	$(40,229)	$1,107,864	$(1,148,093)
Cash Accounts	55,311	40	55,271	119,407	30	119,377

Total	363,603	839,583	(475,980)	79,178	1,107,894	(1,028,716)

Interest Expense
Line of Credit	(77,877)	—	(77,877)	(333,767)	—	(333,767)
Trade Payable	(475)	—	(475)	(3,371)	—	(3,371)
Collateralized Notes	176,102	25,092	151,010	577,519	42,906	534,613

Total	97,750	25,092	72,658	240,381	42,906	197,475

Change in net interest income	$265,853	$814,491	$(548,638)	$(161,203)	$1,064,988	$(1,226,191)

The Company’s operating results include all of the reported income of its mortgage finance operation. A comparison of the nine months and the three months ended September 30, 2004 to the nine months and the three months ended September 30, 2003 follows:

Interest Income, Mortgage Assets and Interest Income Cash Accounts

Interest income, mortgage assets decreased by less than 1% for the nine months ended September 30, 2004, as compared to the same period in prior year, due primarily to the offset of a reduction in the overall loan portfolio and the receipt of a substantial amount of delinquent interest. The portion of the interest that was more than 90 days delinquent was approximately $590,000 and was not previously accrued on the books of the Company in accordance with the Company’s revenue recognition policy. Interest income, mortgage assets increased by approximately $308,000 (11%) for the three months ended September 30, 2004, as compared to the same period in prior year, due primarily to the receipt of a substantial amount of delinquent interest as discussed above.

Interest income, cash accounts increased by approximately $55,000 and $119,000 for the three and nine months ended September 30, 2004, respectively, due primarily to the increase of cash balances on hand as of September 30, 2004 over the prior period.

Interest Expense – Lines of Credit

Interest expense on lines of credit decreased by approximately $78,000 (100%) and $334,000 (99%) for the three and nine months ended September 30, 2004, respectively, as compared to the same period in prior year, primarily due to the Company not utilizing its lines of credit during 2004.

Interest Expense – Collateralized Notes

Interest expense on collateralized notes increased by approximately $176,000 (47%) and $578,000 (60%) for the three and nine months ended September 30, 2004, respectively, as compared to the same period in prior year. The increase was primarily due to the additional issuance of collateralized notes.

Reversal of Provision and Provision for Loan Losses

(Reversal of provision)/provision for loan losses decreased by approximately $183,000 (51%) and $218,000 (177%) for the three and nine months ended September 30, 2004, as compared to the same period last year. This decrease was primarily due to a decline in the required allowance for loan losses based on the Company’s current mortgage portfolio and risk rating process.

Gain/(Loss) on Sale of Real Estate Owned

Gain/(Loss) on sale of real estate owned increased by approximately $230,000 (256%) and $438,000 (370%) for the three and nine months ended September 30, 2004, respectively, as compared to the same period last year. This increase was primarily due to the sale of property in the current year resulting in a gain while the sale of property in the prior year resulted in a loss on sale. The company also recognized a gain during the current quarter that was previously deferred as the gain recognition met Statement of Financial Accounting Standards No. 66 (SFAS 66) requirements.

General and Administrative

General and administrative increased by approximately $78,000 (57%) and $113,000 (29%) for the three and nine months ended September 30, 2004, respectively, as compared to the same period last year. This increase was primarily due to increased professional fees related to the Post Effective Amendment No. 2 to the S-11 filed during the current quarter.

Manager and Directors’ Fees

Manager and directors fees increased by approximately $51,000 (47%) and $123,000 (33%) for the three and nine months ended September 30, 2004, respectively, as compared to the same period in the prior year. This was primarily due to an increase in the management fees paid to the manager in the current year. In the prior year, the management fee consisted of incentive compensation and in the current year the management fee consisted of the base management fee with no incentive compensation.

Other (Recoveries)/Expenses

Other (recoveries)/expenses decreased by approximately $254,000 (146%) and $327,000 (72%) for the three and nine months ended September 30, 2004, respectively, as compared to the same period in prior year. The decrease was primarily due to the reimbursement of foreclosure costs and related expenses upon sale of property through bankruptcy proceedings related to one of the company’s mortgage loans.

Interest Rate/Market/Credit Risk

Management of the Company seeks to manage the interest rate risk, credit risk and market risk of the Company’s portfolio. By originating short-term loans (generally less than three years), management can significantly reduce the risk of changing interest rates. Additionally, management continues to monitor the quality of the loans through the consistent application of internal underwriting guidelines and loss mitigation practices in the Company’s servicing procedures. In this way, management seeks to control credit risk. The majority of the Company’s loans are located in Nevada; however, the Company has also acquired loans in Arizona, Colorado, California and Utah to help diversify the portfolio and reduce the risk of investing in one market.

The following table sets forth the weighted average yield earned on the Company’s assets and the weighted average expense of the Company’s liabilities for the periods shown.

	Annualized		Annualized
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income
Mortgage Loans	15.32%	11.56%	13.09%	11.51%
Cash Accounts	.96%	.20%	1.01%	.73%
Interest Expense
Lines of Credit	0.00%	4.24%	2.83%	4.24%
Notes Payable	0.00%	6.01%	0.00%	4.34%
Collateralized Notes	5.47%	5.12%	5.53%	5.29%
Net Interest Spread	6.75%	6.64%	5.70%	6.55%

Liquidity and Capital Resources

Management of the Company manages short-term liquidity (defined as funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from the mortgage portfolio produce monthly cash flow, which can be used to originate new loans and to pay dividends to stockholders. This source provided approximately $8.7 million during the nine months ended September 30, 2004 and $11.7 million during the 12 months ended December 31, 2003, respectively.

Secondly, the payoff and the prepayment of loans provide additional liquidity to the portfolio. Historically, the Company has experienced annual loan payoffs and prepayments of approximately 30% to 35% of its outstanding portfolio. Since the portfolio’s loan terms are usually one to three years, the rate of principal payoffs is significant. With a current portfolio of approximately $82.8 million, management would anticipate annual cash flows from principal pay downs of approximately $27.6 million. Based on the timing of the loan maturity, the actual cash flow may differ substantially. As the Company continues to issue Collateralized Notes, the loan portfolio will be able to be increased as will the cash flow from principal pay downs. Typically, these funds are used to originate new mortgage loans, but there are no restrictions on the use of the funds.

The following table illustrates the scheduled maturities of mortgage loan investments subsequent to September 30, 2004:

Maturity	Amount
October 1, 2004 to December 31, 2004	$15,266,703
2005	24,790,513
2006	42,752,015

$82,809,231

Under existing mortgage loans, the Company is obligated to fund additional loan amounts totaling $807,687 as of September 30, 2004.

Thirdly, the Company has the ability to issue collateralized notes to provide additional liquidity. Starting May 7, 2002, as a result of the 2002 Registration, the Company was permitted to offer collateralized notes with maturities of up to five years. Although not a committed source, management may utilize collateralized notes to meet a portion of the Company’s short-term funding needs under normal market conditions.

The following table reflects the maturities of collateralized notes as of September 30, 2004:

Maturity	Amount
October 1, 2004 to December 31, 2004	$9,729,584
2005	26,207,041
2006	4,941,770
2007	340,679
2008	952,901
Thereafter	973,492

$43,145,467

Lastly, the Company had two committed lines of credit with commercial banks to provide another level of liquidity as of September 30, 2004. The Company can borrow $6.5 million and $7.0 million on two separate lines of credit to provide funding for new mortgage loans, for an aggregate of $13.5 million in available credit. The $6.5 million is available through June 15, 2005. The $7.0 million line is available through October 15, 2005. All lines of credit are collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants. Such covenants include restrictions on (i) any change in business activities from those the Company is presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, (ii) maximum debt to equity ratio, (iii) fixed charge coverage ratio, and (iv) a maximum allowable for lines of credit of $20 million. The Company was in compliance with these covenants as of September 30, 2004.

Management believes that the combination of these sources of capital allows them to manage the short-term liquidity needs of the Company in virtually any business situation and thereby efficiently use the Company’s capital resources.

With respect to the Company’s long-term liquidity, the construction loans in the Company’s portfolio and collateralized notes with maturities greater than one year are the only commitments that require funding during periods beyond the next 12 months. There are no commitments for material capital expenditures or other long-term debt obligations. Management believes the same sources that are relied upon for short-term liquidity needs will be sufficient to fund long-term needs as well.

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

Loans are initially risk graded prior to loan origination. They are re-graded quarterly. Numerous factors are considered such as renewal, loans to the same borrower, identified facts demonstrating heightened risk of nonpayment, or if they have become delinquent. The loan review, or grading process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported quarterly to the Company’s Board of Directors for action. Watch list loans are those loans considered to have weakness detected in character, capacity to repay or balance sheet concerns, which prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

-	Adverse financial trends and conditions

-	Decline in the entire industry

-	Managerial problems

-	Customer’s failure to provide financial information or other collateral documentation

-	Repeated delinquency, overdrafts or renewals

The Loan Review Committee of the Board of Directors reviews every significant problem loan and assessments are performed at least quarterly to confirm the risk rating to that loan, proper accounting and the adequacy of loan loss reserve assigned.

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

The second or “general” component of the allowance for loan loss is intended to absorb inherent losses that may not be provided for by the first component. The primary reason that the first component might not be sufficient to absorb the losses present in the portfolio is due to the inherent limitations to any credit risk grading process. Even for experienced loan reviewers, grading loans and estimating losses involves a significant degree of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. In addition, it is possible that grading and loan review may be performed without the assurance that all relevant facts are available to the reviewer. For example, troubled borrowers may inadvertently or deliberately omit important information from correspondence with the reviewer regarding the borrower’s financial condition and the diminished strength of repayment sources.

Management believes sufficient amounts have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at September 30, 2004.

Non-Performing Loans, Potential Problem Loans, and Other Real Estate

Per the Company’s revenue recognition policy, the accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of principal and accrued interest. At September 30, 2004, the Company did not have any loans that had delinquent principal or interest.

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

Inflation

A substantial portion of the Company’s assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company’s performance far more than inflation does. Changes in interest rates do not necessarily correlate with changes in inflation rates. The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, while dividends are based on taxable income. In each case, the Company’s Statements of Operations and Balance Sheets are measured with reference to historical cost or fair value without considering inflation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The Company is a party to various financial instruments that are subject to market risk. These instruments include commercial mortgage loans, land loans, nonconforming single-family and small multifamily residential mortgage loans, borrowings under lines of credit and the issuance of Collateralized Notes. These financial instruments involve elements of interest rate risk. The loan portfolio is also subject to real estate market risk.

Management has not entered into, nor do they intend to enter into, any financial instruments for trading or speculative purposes. As the Company has no investments outside of the United States, it is not subject to foreign currency exchange rate risk. Management does not hedge the Company’s exposure to changes in the fair value of loans through the use of derivative instruments. Instead, Management has managed these exposures through careful underwriting and servicing of the Company’s loans. Further, management targets as potential customers borrowers with relatively significant equity value in their property.

For the most part, the Company’s loans provide for either monthly payments of interest only with a payment of principal in full at the end of the loan term, or monthly payments of interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of the Company’s loans, management does not believe that a 100-200 basis point increase or decrease in general interest rates (from those prevailing at September 30, 2004) would have a significant impact on the fair value of the Company’s fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for the borrowers to sell or refinance their respective properties. This could have a material adverse effect on the Company, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, California, or Utah could have a material adverse impact on the Company. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for management to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

Management has attempted to mitigate these risk exposures by carefully underwriting and servicing the Company’s loans. The underwriting decision to provide a loan to an applicant is based primarily upon the loan-to-value ratio for the underlying collateral. Thereafter, the Manager uses early intervention, aggressive collection and loss mitigation techniques in the servicing process. While management has attempted to mitigate these risk exposures, there can be no assurance that these efforts will be successful.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no significant changes in Specialty Trust, Inc.’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 that occurred during Specialty Trust, Inc.’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Specialty Trust, Inc’s internal control over financial reporting.

The rest of this page is intentionally left blank

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At September 30, 2004, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not repurchase any of its equity securities during the third quarter of 2004, and has not adopted any plan for such repurchases. The Company sold an aggregate of 140,746 shares of common stock to existing stockholders during the third quarter pursuant to its Dividend Reinvestment Plan. The price was $11.00 per share. A total of 3,763 stock options were exercised during the quarter. The sales were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

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

No reports on Form 8-K have been filed during the third quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY TRUST, INC.

Dated: November 15, 2004	By:	/s/ Nello Gonfiantini III

Nello Gonfiantini III
Chairman, President, and Secretary

(Signed in the capacity of (i) duly authorized officer of the registrant)

Dated: November 15, 2004	By:	/s/ Tanya McCaffery

Tanya McCaffery
Interim Chief Financial Officer

(Signed in the capacity of (i) duly authorized officer of the registrant and (ii) principal financial officer of the registrant)