Form 10-K
period 2004-12-31
SPECIALTY TRUST INC
filed 2005-03-31
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The securities registered pursuant to Section 12(b) and 12(g) of the Act.

NONE

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐       No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant was $62,535,708 as of the last business day of the registrants’ most recently completed second fiscal quarter (June 30, 2004).

Common Stock ($.01 par value)	8,416,767 shares as of March 22, 2005.

PART I.

Item 1. Business

Specialty Trust’s (the Company’s) business objective is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. The Company finances its acquisitions of mortgage loans with equity and secured borrowings. The Company is structured as a real estate investment trust (REIT), thereby generally eliminating Federal income taxes at the corporate level on income that is distributed to stockholders. Because the Company is not structured as a traditional lender that accepts deposits, it is subject to substantially less regulatory oversight and incurs lower compliance expenses as compared to banks, thrift institutions, and many other holders of mortgage loans.

The Manager

Specialty Financial serves as the Company’s manager (the “Manager”) and is responsible for loan originations, loan servicing and day-to-day operations, subject to the supervision of the Company’s Board of Directors. Mr. Nello Gonfiantini, III, a director and the Company’s chief executive officer, is also an executive officer, director and the sole stockholder of Specialty Financial. The Company has no separate employees from the Manager and no ownership interest in the Manager. Specialty Financial has significant operating discretion as to the implementation of the Company’s business strategy and policies.

Specialty Financial is regulated as a mortgage company by the State of Nevada Financial Institutions Division, Department of Business and Industry, has filed annual reports with that agency and has been profitable each year since commencing operations in 1995. The Manager operates from office space located at 6160 Plumas Street, Reno, Nevada 89509, telephone (775) 826-0809.

The Company’s business strategies and policies are described below.

Investment Strategies and Policies

Mortgage Loan Acquisition Strategy. The Company’s business objective and strategy involves acquiring and holding loans to borrowers primarily in the Western United States whose borrowing needs are generally not being served by traditional financial institutions. Loans are made principally to borrowers in the states of Nevada, Arizona, Colorado, California and Utah. The Company’s strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multi-family residential loans. Management generally limits the amount of investment in any single mortgage loan or in mortgage loans to one borrower to 10% of total assets, although the Board of Directors may approve exceptions. As of December 31, 2004, there were no mortgage loans which exceeded the 10% threshold, and one borrower whose total loans exceeded the 10% threshold, which the Board approved. Most loans have terms of one to three years. At December 31, 2004 less than 1% of the Company’s loan portfolio consisted of loans with originally stated maturities of more than three years from the year of issuance. Management strives to ensure that at any given time 90% of the Company’s mortgage loan balances are secured by first deeds of trust on the underlying real property, with the remaining mortgage loan balances secured primarily by second deeds of trust. At December 31, 2004, approximately 76% of the Company’s mortgage loan portfolio was secured by first deeds of trust and an additional 14% was secured by first priority in a pledged partnership interest. The mortgage loans may be secured by unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by the borrower’s leasehold interest in real property. The loans generally produce higher yields than those obtained on traditional single-family residential mortgage loans, but are subject to higher risk of default and loss.

The Company acquires loans originated by the Manager. The loans target as potential customers borrowers with relatively significant equity value in their property, but either:

-	require a small commercial loan;

-	own real property which is difficult to evaluate under typical residential underwriting guidelines or unlikely to support a mortgage saleable in the secondary market;

-	are self-employed, tend to experience some volatility in their income or have difficult-to-document sources of income; or

-	are otherwise unable to qualify for traditional mortgage loans.

Management intends to acquire loans that provide for monthly payments of interest. Currently, the majority of the loans are at fixed rates of interest. As part of the acquisition or refinance of a particular mortgage loan, the Company may acquire a shared appreciation interest or other participation in the property securing the loan. The Company also purchases loans that have a deferred interest component. These loans allow for monthly payments of interest at a reduced rate while interest accrues throughout the life of the loan at a higher rate and is due upon maturity of the loan. The deferred interest does have the effect of increasing the potential risk on these loans.

Risks by Type of Loan

Most of the loans the Company acquires and holds require the borrower to make a “balloon payment” of the principal amount upon maturity of the loan. At December 31, 2004, none of the Company’s loan portfolio consisted of fully amortizing mortgage loans. To the extent that a borrower has an obligation to pay a mortgage loan in a large lump sum payment, its ability to satisfy this obligation may be dependent upon its ability to obtain suitable refinancing, sell the underlying property or otherwise raise a substantial cash amount. An increase in interest rates over the mortgage rate applicable at the time the loan was originated may have an adverse effect on the borrower’s ability to obtain refinancing or to pay the required monthly payments. As a result, such loans may involve a higher risk of default than fully amortizing loans.

The Company generally holds its mortgage loans to maturity. In addition, the REIT provisions of the Internal Revenue Code (the “Code”) limit in some respects the Company’s ability to sell mortgage loans. From time to time, however, Management may decide to sell mortgage loans. This could occur for any number of reasons, for example, to dispose of a mortgage loan as to which credit risk concerns have arisen, to reduce interest rate risk, or generally to rebalance the Company’s portfolio when Management deems such action advisable. Management will select mortgage loans to be sold according to the particular purpose such sale will serve. The Board of Directors has not adopted a policy that would restrict Management’s authority to determine the timing of sales or the selection of mortgage loans to be sold.

Types of Mortgage Loans. The principal types of mortgage loans that the Company acquires are described below:

-	Land Loans. Land loans are made against (a) undeveloped or “raw” land zoned for either commercial or residential use and (b) land prepared for commercial or residential development, typically with entitlements obtained and basic infrastructure such as streets and utilities in place. An example of a residential land development loan would be a loan secured by a residential subdivision with residential lots ready for building. While land loans are generally made at low loan-to-value ratios there is generally no cash flow from the property and the borrower’s other sources of income must be relied upon to support the periodic interest payments due under the loans.

-	Construction Mortgage Loans. Construction loans are loans made for the renovation of developed property, and for the construction of new structures on undeveloped property. Construction loans acquired and held by the Company will generally be secured by first deeds of trust on commercial or residential real property. Most of the Company’s construction loans are to developers building the property for sale. Such loans are typically for terms of from six months to two years. Generally the Company does not disburse funds with respect to a particular construction loan until work in the previous phase of the project on which the loan is being made has been completed, and until an independent inspector has verified the quality of construction and adherence to the construction plans and has reviewed the estimated cost of completing the project. In addition, the Company requires the submission of signed labor and material lien releases by the borrower in connection with each completed phase of the project prior to making any periodic disbursements of proceeds of the loan to the borrower.

-	Commercial Building Loans. Commercial building loans have distinct risk characteristics depending on the type of structure on the property. Commercial building loans generally lack standardized terms, which may complicate their structure. Commercial buildings themselves tend to be unique and are more difficult to value than residential properties. In addition, commercial buildings, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, with corresponding burdens and costs of compliance with environmental laws and regulations.

Commercial building loans are also subject to the effects of:

-	local and other economic conditions on real estate values;

-	the ability of tenants to make lease payments;

-	the ability of a building to attract and retain tenants, which may in turn be affected by local conditions such as oversupply of space or a reduction in demand for rental space in the area, the attractiveness of properties to tenants, competition from other available space, the ability of the owner to pay leasing commissions, provide adequate maintenance and insurance, pay tenant improvement costs and to make other tenant concessions; and

-	increased operating costs, including energy costs and real estate taxes.

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

Small multifamily mortgage loans are generally secured by a first lien on a 5-unit to 20-unit residential property. Multifamily mortgage loans share many of the characteristics and risks associated with commercial mortgage loans and are often categorized as commercial loans rather than residential loans. Loans on mobile home parks are also included in this residential category.

-	Junior Mortgage Loans. Second, third and wraparound mortgage loans are secured by deeds of trust on single-family residences which are already subject to prior mortgage indebtedness. A wraparound loan is a junior mortgage loan having a principal amount equal to the outstanding balance under the existing mortgage loans plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, principal and interest payments are generally made on behalf of the borrower to the holders of the prior mortgage loans. Junior mortgage loans generally have lower qualifying loan-to-value ratios.

Table 1: Mortgage Loan Portfolio
(as of December 31, 2004)

LAND LOANS

		ST Net	Original Loan	Current Loan	Specialty Trust
Footnotes	Description of Loan	Interest Rate	Amount*	Principal Amount	Balance +	Maturity	LTV	Lien Position
	Residential Land Development	13.00%	2,185,000	539,430	539,430	4/1/2005	11%	1st
3	Residential Land Development	13.00%	18,250,000	18,250,000	424,000	2/1/2006	28%	2nd
3	Residential Land Development	13.00%	3,380,000	2,880,000	2,880,000	1/1/2006	55%	1st
3	Residential Land Development	13.00%	8,600,000	8,600,000	8,600,000	11/1/2006	66%	2nd
	Residential Land Development	13.00%	6,500,000	6,500,000	6,500,000	12/1/2006	65%	1st
3	Residential Land Development	13.00%	1,300,000	1,250,000	1,250,000	12/1/2006	38%	1st
2	Residential Land Development	12.50%	10,000,000	289,941	289,941	12/1/2006	91%	1st
2	Residential Land Development	12.50%	157,757	143,475	143,475	12/1/2006	91%	1st
2	Residential Land Development	12.50%	177,534	22,965	22,965	12/1/2006	56%	1st
2	Residential Land Development	12.50%	157,757	151,361	151,361	12/1/2006	91%	1st
2	Residential Land Development	12.50%	10,000,000	6,100,000	6,100,000	12/1/2006	91%	1st
2	Residential Land Development	12.50%	177,534	22,965	22,965	12/1/2006	54%	1st
2	Residential Land Development	12.50%	177,534	22,965	22,965	12/1/2006	56%	1st
2	Residential Land Development	12.50%	177,534	22,965	22,965	12/1/2006	54%	1st
2	Residential Land Development	12.50%	180,560	22,965	22,965	12/1/2006	65%	1st
2	Residential Land Development	12.50%	170,501	22,965	22,965	12/1/2006	54%	1st
2	Residential Land Development	12.50%	180,560	22,965	22,965	12/1/2006	58%	1st
2	Residential Land Development	12.50%	164,251	22,965	22,965	12/1/2006	51%	1st
2	Residential Land Development	12.50%	180,560	22,965	22,965	12/1/2006	57%	1st
2	Residential Land Development	12.50%	180,560	22,965	22,965	12/1/2006	55%	1st
2	Residential Land Development	12.50%	177,534	22,965	22,965	12/1/2006	49%	1st

	Residential Land Development		$62,475,176	$44,956,822	$27,130,822

1	Commercial Raw Land	12.50%	1,209,500	1,209,500	1,209,500	1/1/2005	59%	1st
	Commercial Raw Land	13.00%	5,000,000	5,000,000	5,000,000	7/1/2005	23%	1st
1	Commercial Raw Land	12.25%	3,000,000	3,000,000	3,000,000	2/1/2006	46%	1st
	Commercial Raw Land	13.00%	5,000,000	5,000,000	5,000,000	4/1/2005	52%	1st

	Commercial Raw Land		$14,209,500	$14,209,500	$14,209,500

	TOTAL LAND LOANS		$76,684,676	$59,166,322	$41,340,322

(as of December 31, 2004)

		ST Net	Original Loan	Current Loan	Specialty Trust
Footnotes	Description of Loan	Interest Rate	Amount*	Principal Amount	Balance +	Maturity	LTV	Lien Position
			CONSTRUCTION LOANS

	Spec SFR Construction	13.00%	1,330,000	1,330,000	1,330,000	5/1/2005	70%	1st
4	Spec SFR Construction	12.50%	235,000	235,000	235,000	4/1/2005	18%	2nd

	Spec SFR Construction		$1,565,000	$1,565,000	$1,565,000

	Commercial Construction	13.00%	10,800,000	10,800,000	10,800,000	1/1/2007	73%	1st
3	Commercial Construction	13.00%	12,500,000	9,592,000	6,990,450	7/1/2005	43%	1st
4	Commercial Construction	13.00%	5,100,000	5,100,000	5,100,000	11/2/2004	73%	1st

	Commercial Construction		$28,400,000	$25,492,000	$22,890,450

	TOTAL CONSTRUCTION LOANS		$29,965,000	$27,057,000	$24,455,450

		NONCONFORMING SINGLE FAMILY AND MULTIFAMILY LOANS
	Nonconforming	17.50%	5,300,000	5,300,000	5,300,000	1/1/2007	91%	1st^
	Nonconforming	17.50%	7,750,000	7,750,000	7,750,000	9/1/2006	12%	1st^
	Nonconforming	12.25%	3,500,000	3,500,000	3,500,000	8/1/2005	32%	1st
	Nonconforming	13.00%	2,500,000	2,500,000	2,500,000	12/1/2006	17%	1st
	Nonconforming	13.00%	4,708,000	4,708,000	4,708,000	10/1/2006	55%	1st
	Nonconforming	13.00%	1,819,603	1,819,603	1,819,603	9/1/2006	50%	1st
	Nonconforming	13.00%	3,220,321	3,220,321	3,220,321	9/1/2006	50%	1st

	TOTAL NONCONFORMING		$28,797,924	$28,797,924	$28,797,924

	TOTALS		$135,447,600	$115,021,246	$94,593,696

Footnotes: Borrowers with more than one loan:

1 – Loans to same borrower or related parties secured by different parcels of real estate aggregating $4,209,500.

2 – Loans to same borrower or related parties secured by different parcels of real estate aggregating $6,937,392

3 – Loans to same borrower or related parties secured by different parcels of real estate aggregating $20,144,450.

4 – Loans delinquent either in principal or interest at least 30 days.

* Original loan amount includes future commitments on behalf of all investors of $3,647,385 as of December 31, 2004.

+ Specialty Trust’s participation in current loan balance as of December 31, 2004 was $94,593,696. Specialty Trust’s maximum commitment of additional funds under existing loans was $3,647,385 at December 31, 2004.

^ Collateral represents first priority in a pledged partnership interest.

Table 2: Types and Maturities of Mortgage Investments
(as of December 31, 2004)

		Carrying
	Number	Amount
Type of Loan	of Loans	of Mortgages	Percent
1st Mortgages	32	$72,284,696	76.4%

1 st Priority Interest	2	13,050,000	13.8%

2nd Mortgages	3	9,259,000	9.8%

	37	$94,593,696	100.0%

Residential Land	21	$27,130,822	28.7%

Construction	5	24,455,450	25.9%

Commercial Land	4	14,209,500	15.0%

Other	7	28,797,924	30.4%

	37	$94,593,696	100.0%

Maturing on or before December 31, 2005	12	$28,904,380	30.6%

Maturing on or between January 1, 2006 and December 31, 2007	25	65,689,316	69.4%

	37	$94,593,696	100.0%

Loans aggregating $5,452,238 in principal and accrued interest were at least 30 days past due at December 31, 2004

Other Investments. The Company may purchase its own stock or the debt or equity of other mortgage REITs or other companies when Management believes that such purchases will yield attractive returns on capital employed. Any such purchase would be for investment purposes and not for short-term trading (turnover) gain. REIT or other debt or equity securities may be undervalued at points in the economic cycle. When the stock market valuation of companies are low in relation to the market value of other assets, stock purchases can be a way for the Company to acquire indirectly a beneficial interest in a pool of mortgage assets or other types of assets at an attractive price. Also, REITs and other companies may have attractive mortgage finance or other businesses in which Management may want to become a partial owner. Management does not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite securities of other issuers. Management does not limit the amount of securities of other issuers that may be acquired (beyond the limits imposed by the REIT qualification requirements), although it is not anticipated that such holdings will comprise a substantial portion of the Company’s assets. At December 31, 2004, the Company did not own any such securities.

Leverage Strategies and Policies

The Company employs a debt financing strategy to increase its investment in mortgage loans. By using the mortgage loans as collateral to borrow funds, the Company is able to invest in mortgage loans with greater value than its equity. The Company has a targeted ratio of debt-to-equity of approximately 1 to 1. While there are no charter or bylaw limitations on the Company’s use of leverage, Management currently has a policy and has agreed with the Company’s primary bank lenders not to exceed that target by permitting debt, whether under bank lines or the Collateralized Note program, to exceed equity. This financing strategy is designed to maintain a cushion of equity sufficient to respond to short-term liquidity needs. Management anticipates that all of the borrowing arrangements will require the Company to pledge cash or additional mortgage loans in the event the market or discounted value of existing collateral declines. To the extent that cash reserves are insufficient to cover such deficiencies in collateral, the Company may be required to sell mortgage loans to reduce the borrowings.

The Company intends to finance its mortgage loan acquisitions through the collateralized note program and bank warehouse credit lines. At December 31, 2004, the amount of such credit lines was $13.5 million, with $0 outstanding at December 31, 2004.

On August 5, 2004, Post Effective Amendment No. 2 to the Company’s registration statement was declared effective by the Securities and Exchange Commission (SEC) changing the amount of collateralized notes available for public sale to $189,521,000 (including amounts remaining unsold under the prior registration) from the original $250,000,000, which had been declared effective by the SEC on January 18, 2001. The collateralized notes are secured by mortgage loans at least one and one-half times the aggregate principal amount outstanding on the collateralized notes. If there are not sufficient qualifying mortgage loans in the loan portfolio to attain the required levels, the Company is required to pledge restricted cash to the trustee of the notes in order to collateralize the notes at the required level.

In November 2004, the Company’s Board of Directors determined that continuing the Company’s publicly offered collateralized note program would subject the Company to significant costs and expenses, including costs of complying with the Sarbanes-Oxley Act of 2002, that would exceed the benefits derived from the public issuance of the notes. As a result, the Board directed that the public collateralized note program be terminated. On December 15, 2004, Post Effective Amendment No. 3 to the Company’s registration statement was declared effective by the Securities and Exchange Commission (“SEC”) thereby deregistering $165,915,000 collateralized notes which represented all of the remaining registered but unsold collateralized notes. The Company expects to be able to begin offering collateralized notes on a private basis in June 2005.

The outstanding collateralized notes have maturities ranging from three months to five years from the date of issue and bear fixed rates of interest ranging from 3.25% to 7.50% at December 31, 2004, however, all of the collateralized notes will be redeemed by June 2005 as a result of the deregistration of the collateralized note program. Therefore, all of the collateralized notes have been disclosed as maturing in 2005. As of December 31, 2004, $41,242,610 of these notes were outstanding.

Management’s goal is to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce the Company’s ability to meet its obligations during adverse market conditions.

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

All potential mortgage loans are evaluated to determine if the mortgage loan is of a type eligible for acquisition by Specialty Trust. The Company’s policy generally limits the amount of loans to one borrower or affiliated borrowers to less than 10% of total assets and the loan-to-value ratio for any loan to a maximum of 80%, although the Board of Directors may approve exceptions. As the notes to “Table 1: Mortgage Loan Portfolio” indicate, at December 31, 2004, there were three instances of loans to the same borrower or related parties secured by different parcels of real property. One of these instances represents more than 10% of the portfolio. The Company also had one loan that exceeded 10% of the portfolio. Management seeks personal guarantees from affiliates of the borrower when possible. The Company does not have specific requirements with respect to credit scores or payment histories. For income producing properties, the net annual estimated cash flow after vacancy, and operating expenses must equal or exceed the annual payments required on the mortgage loan. The Manager requires full documentation of all loan applications/requests, including complete organizational documents of the borrowing entity, if applicable, credit reports on guarantors and borrowers, current (within 60 days) financial statements, and a minimum of two year’s tax returns. A flood zone determination must be provided. A preliminary title report is obtained and reviewed by the underwriter. ALTA surveys, Phase I environmental reports and geotechnical reports are required on most loans but can be waived on a case-by-case basis upon physical inspection and determination by Mr. Nello Gonfiantini, III. Liability insurance is required on all loans and hazard insurance is required on any structures. If the loan is to finance a purchase, a copy of the purchase contract must be submitted. If the loan is for refinance, a copy of the closing statement when purchased is reviewed. If a loan is for construction, a copy of plans, specifications and cost breakdown must be reviewed and a construction control company retained. The Company’s underwriting guidelines are intended to evaluate the capacity and willingness of the borrower to repay the loan and the adequacy of the collateral securing the loan. On a case-by-case basis, exceptions to the underwriting guidelines may be made by Nello Gonfiantini III, President and the loan review committee where there are compensating factors, for example, low loan-to-value ratios or guarantees from parties with strong financial resources or pledges of additional collateral.

Collateral valuation receives special attention in the Manager’s underwriting of the mortgage loans. The Manager places great emphasis on the ability of collateral to protect against losses in the event of default by borrowers. In determining the adequacy of the mortgaged property as collateral, the Manager obtains independent, on-site appraisals for each mortgage property and the property is inspected by an officer or agent of the Manager. All independent appraisers must be licensed or qualified as independent fee appraisers and certified by the state in which the property being appraised is located. The appraiser is required to inspect the property and verify that it is in good condition and that construction, if new, has been completed. The appraisal is based on the market value of comparable properties, the estimated rental income, if applicable, and the cost of replacement. The appraised value of the property being financed must be such that it currently supports, and is anticipated to support in the event of default, the outstanding mortgage loan balance. The Manager generally relies on its own independent analysis and not exclusively on such appraisals in determining whether or not to arrange a particular mortgage loan.

Servicing. The Manager has established its own servicing operation in order to service the mortgage loans. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, making required inspections of the property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of un-remedied defaults in accordance with the Company’s guidelines. The focus of the Manager’s servicing operation is on managing credit risk in order to protect the Company’s investment in the mortgage loans. The Manager intends to use early intervention, aggressive collection and loss mitigation techniques in the servicing process.

Credit and Market Risk Management. Management believes that proper underwriting and efficient servicing of the mortgage loans are the most effective methods of managing credit risk. The Manager’s focus as a servicer of mortgage loans it has originated is more on effective credit risk management than on cost control. The Manager does not intend to be a low cost servicer, but instead puts the proper resources to work to mitigate losses on the mortgage loans it services.

Set forth below is a table detailing the Company’s recent delinquency, foreclosure and loss experience:

Table 3: Delinquency, Foreclosure and Loss Experience

	December 31, 2004		December 31, 2003
	Principal	% of	Principal	% of
	$ of Loans	Portfolio	$ of Loans	Portfolio
Total Portfolio	$94,593,696	100.00%	$95,610,164	100.00%

Period of Delinquency (Interest and/or Principal):
30-59 days	$5,452,238	5.76%	—	0.00%
60 to 89 days	—	0.00%	—	0.00%
90 days or more	—	0.00%	3,777,407	3.90%

Total Delinquencies (excluding foreclosures)	$5,452,238	5.76%	$3,777,407	3.90%

Foreclosures Pending	—	0.00%	2,841,094	2.80%

Foreclosures Completed	$2,378,989		$10,224,992

Losses Sustained for Period Ending on Such Date	$260,000		$171,324

The Company generally institutes foreclosure proceedings on defaulted loans when that action is determined by the Manager to be in the best interests of shareholders. Foreclosure may be appropriate where the project planned for the property has encountered slower than anticipated development or sales results or where the developer’s/borrower’s financial condition has deteriorated such that completion of the project has been jeopardized. A loan that is nearing maturity or has defaulted may be a candidate for refinancing rather than foreclosure when Management determines that the project planned remains viable and the value of the property and other sources of repayment such as personal guarantees are sufficient to support a new loan. In such cases, Management often works with marketing and other real estate professionals to assist the developer in modifying the original project to enhance its likelihood of success.

Geographic Concentration. There are no limits on the geographic concentration of the loans Management may acquire. Properties underlying mortgage loans are located primarily in the states of Nevada, Arizona, Colorado and California.

The percentage of geographic concentration by loan amount as of December 31, 2004 is as follows:

Arizona	58%
Nevada	33%	(approx. 25% in the Reno area and 8% in the Las Vegas area)
California	6%
Colorado	3%

Interest Rate Risk Management. Management seeks to limit the Company’s exposure to changes in interest rates in several ways. The Company generally acquires short-term loans with fixed interest rates and maturities of less than three years. While the loan terms exceed the terms for interest rate adjustments on the Company’s borrowings, the resulting interest rate exposure is mitigated by the Company’s leverage policy limits. Under the Company’s targeted debt-to-equity ratio of approximately 1 to 1, at least 50% of the Company’s earning assets will at all times be funded with equity. The income from these assets will be available to cover increases in interest expense on borrowings, to the extent not covered by the assets funded with such borrowings. In addition, the higher yielding-higher risk nature of the mortgage loans provides a greater net interest cushion that can withstand more interest rate increases on borrowings than lower yielding-lower risk loans.

The Company does not hedge its interest rate risk by purchasing interest rate caps, floors or other derivative instruments. Management believes that the cost of such hedging instruments would outweigh the potential benefits to be gained.

Prepayment Risk Management. The Manager seeks to minimize the effects of faster than anticipated prepayment rates in the portfolio, in part by originating mortgage loans with prepayment penalties. The Manager also utilizes the production of new mortgage loans as a hedge against prepayment risk.

Other Company Policies

The Company’s Board of Directors has authorized the Manager to pursue a pilot project for the investment by the Company (or a taxable subsidiary of the Company) in one or more real property development projects. The Company would invest with a developer partner to develop commercial real estate projects such as apartment or office buildings and would continue to hold the property following completion of construction to obtain rental income. In addition, the Company may, from time to time, hold “real estate owned” (REO) as a result of foreclosure of defaulted mortgage loans. Management does not intend to invest in mortgage securities or to issue mortgage securities. The Company does not anticipate the need to issue senior securities or to offer securities in exchange for property or stock.

The Company’s Board of Directors has established the investment policies and strategies summarized in this annual report. The Board of Directors has the power to modify or waive such policies and strategies without the consent of the stockholders to the extent that the Board of Directors determines that such modification or waiver is in the best interest of stockholders. Among other factors, developments in the market, which affect the policies and strategies mentioned in this annual report or which change the Company’s assessment of the market, may cause the Board of Directors to revise the Company’s policies and strategies.

Certain Federal Income Tax Considerations

The following discussion summarizes certain Federal income tax considerations relevant to the Company and its investors. This discussion is based on existing Federal income tax law, which is subject to change, possibly retroactively. This discussion does not address all aspects of Federal income taxation that may be relevant to a particular investor in light of their personal investment circumstances or to certain types of investors subject to special treatment under the Federal income tax laws (including financial institutions, insurance companies, broker-dealers and, except to the extent discussed below, tax-exempt entities and foreign taxpayers) and it does not discuss any aspects of state, local or foreign tax law. This discussion assumes that investors will hold their investment in common stock or the Company’s notes as a “capital asset” (generally, property held for investment) under the Internal Revenue Code (“the Code”). Investors are advised to consult their tax advisors as to the specific tax consequences to them of purchasing, holding and disposing of the Company’s common stock or notes, including the application and effect of Federal, state, local and foreign income and other tax laws to their investment.

General. The Company has elected for Federal income tax purposes to be taxed as a REIT, commencing with the taxable year ended December 31, 1998. Management believes that the Company has operated, and anticipates that it will continue to operate, in a manner that permits it to maintain its qualifications as a REIT. As described in more detail below, because the Code generally requires REITs to distribute at least 90% of their taxable earnings each year, and further allows the REIT to deduct such distributions, qualification as a REIT generally eliminates the “double taxation” that otherwise results under current law when a regular corporation earns income and distributes that income to its stockholders.

While it is the intent of Management to continue to operate as a REIT, there can be no assurance that the Company will continue to qualify as a REIT in any particular tax year, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the circumstances of the Company. If the Company failed to qualify as a REIT in any particular year, it would be subject to Federal income tax as a regular, domestic corporation, and the stockholders would be subject to tax in the same manner as stockholders of a regular corporation. In this event, the Company could be subject to potentially substantial income tax liability in respect of each taxable year that it fails to qualify as a REIT and the amount of earnings and cash available for distribution to the stockholders could be significantly reduced or eliminated.

The following is a brief summary of certain technical requirements that the Company must meet on an ongoing basis in order to qualify, and remain qualified, as a REIT under the Code.

Stock Ownership Tests. The Company’s capital stock must be held by at least 100 persons for at least 335 days of a twelve-month year, or a proportionate part of a short tax year. In addition, no more than 50% of the value of the Company’s capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year. Under the Code, most tax-exempt entities including employee benefit trusts and charitable trusts (but excluding trusts described in 401(a) and exempt under 501(a)) are generally treated as individuals for these purposes. The Company must satisfy these stock ownership requirements each taxable year. The Company must solicit information from certain stockholders to verify ownership levels and the Company’s Articles of Incorporation impose certain repurchase obligations and restrictions regarding the transfer of shares in order to aid in meeting the stock ownership requirements. If the Company were to fail either of the stock ownership tests, it would generally be disqualified from REIT status, unless, in the case of the “five or fewer” requirement, the “good faith” exemption is available.

Asset Tests. For tax years beginning after December 31, 2000, the Company must generally meet the following REIT Asset Tests at the close of each quarter of each taxable year:

(a)	the 75% Asset Test: at least 75% of the value of the Company’s total assets must consist of Qualified REIT Real Estate Assets, government securities, cash, and cash items; and

(b)	not more than 25% of the value of the Company’s total assets is represented by securities (other than those includible under the 75% Asset Test);

(c)	not more than 20% of the value of the Company’s total assets is represented by securities of one or more taxable REIT subsidiaries; and

(d)	the value of securities held by the Company, other than those of a taxable REIT subsidiary, or taken into account for purposes of the 75% Asset Test, must not exceed either (i) 5% of the value of the Company’s total assets in the case of securities of any one non-government issuer, or (ii) 10% of the outstanding vote or value of any such issuer’s securities.

In applying the above REIT Asset Tests, Management is generally required to re-value all of the Company’s assets at the end of any quarter in which the Company acquires a substantial amount of new securities or other property that is not a Qualified REIT Real Estate Asset. Management intends to monitor closely the purchase, holding and disposition of the Company’s assets in order to comply with the REIT Asset Tests. Management anticipates that substantially all of the Company’s assets will be Qualified REIT Real Estate Assets and intends to limit, diversify or hold through a taxable REIT subsidiary the Company’s ownership of any assets not qualifying as Qualified REIT Real Estate Assets so as to comply with the above REIT Asset Tests. If it is anticipated that these limits would be exceeded, Management intends to take appropriate measures, including the disposition of non-qualifying assets within the permitted time periods for cure, so as to avoid exceeding such limits.

Gross Income Tests. The Company must generally meet the following gross income tests (the “REIT Gross Income Tests”) for each taxable year:

(a)	at least 75% of the Company’s gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets, foreclosure property or “qualified temporary investment income” (i.e., income derived from “new capital” within one year of the receipt of such capital) (the “75% Gross Income Test”); and,

(b)	at least 95% of the Company’s gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, or from dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the “95% Gross Income Test”).

Management intends to maintain the Company’s REIT status by carefully monitoring the Company’s income, including income from sales of mortgage assets, to comply with the REIT Gross Income Tests. Under certain circumstances, for example, (i) the sale of a substantial amount of mortgage assets to repay borrowings in the event that other credit is unavailable or (ii) the unanticipated decrease in qualifying income which results in non-qualifying income exceeding 5% of gross income, the Company may be unable to comply with certain of the REIT Gross Income Tests. Inadvertent failures to comply with the REIT Gross Income Tests will not result in the Company’s disqualification as a REIT so long as certain disclosure and reasonable cause criteria are met and the Company pays a 100% tax on an amount generally equal to the qualified income shortfall. See “Taxation of the Company” below for a discussion of the tax consequences of failure to comply with the REIT Provisions of the Code.

Distribution Requirement. The Company is generally required to distribute to its stockholders an amount equal to at least 90% of its REIT taxable income before deduction of dividends paid and by excluding net capital gain. Such distributions must be made in the taxable year to which they relate or, if declared before the timely filing of the Company’s tax return for such year and paid not later than the first regular dividend payment after such declaration, in the following taxable year.

The Internal Revenue Service (“IRS”) has ruled generally that if a REIT maintains a dividend reinvestment plan that allows stockholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of the fair market value of such shares on the distribution date, then such distributions qualify under the above distribution requirement. The Company maintains a Dividend Reinvestment Plan (“DRIP”) and intends that the terms of the DRIP will comply with the IRS public ruling guidelines for such plans.

If the Company fails to meet the distribution test as a result of an adjustment to its taxable income by the IRS, the Company may be able to avoid disqualification as a REIT by paying a deficiency dividend within a specified time period and in accordance with other requirements set forth in the Code. The Company would be liable for interest based on the amount of the deficiency dividend. A deficiency dividend is not permitted if the deficiency is due to fraud with intent to evade tax or to a willful failure to file a timely tax return.

Taxation of the Company. In any year in which the Company qualifies as a REIT, it will generally not be subject to Federal income tax on that portion of its REIT taxable income or capital gain that is distributed to the stockholders. It will, however, be subject to Federal income tax at normal corporate income tax rates upon any undistributed taxable income or capital gain.

In addition, notwithstanding qualification as a REIT, the Company may also be subject to tax in certain other circumstances as follows:

(a)	if it fails to satisfy either of the REIT Gross Income Tests, but nonetheless maintains qualification as a REIT because certain other requirements are met, the Company will generally be subject to a 100% tax on the greater of the amount by which it fails either the 75% or the 95% Gross Income Test;

(b)	the Company will also be subject to a tax of 100% on net income derived from any “prohibited transaction” (which includes dispositions of property classified as “dealer” property). In certain circumstances, an REO that is constructed upon or developed by the Company, shared appreciation mortgages and other equity-like interests coupled with a mortgage may be deemed to give rise to income from “dealer” property. In such event, such interests might give rise to non-qualifying income for purposes of the REIT Gross Income Tests and the 100% prohibited transaction tax. Management does not believe that the Company has engaged or will engage in transactions at the REIT level that would result in the Company being classified as a dealer. However, there cannot be any assurance that the Internal Revenue Service will agree;

(c)	if the Company has (i) net income from the sale or other disposition of REO that is not further developed by the Company but which is deemed held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, the Company will be subject to Federal income tax on such income at the highest corporate income tax rate; and

(d)	in addition, a nondeductible excise tax, equal to 4% of the excess of required distributions over the amounts actually distributed will be imposed on the Company for each calendar year to the extent that the sum of dividends paid during the year, or declared during the last quarter of the year and paid during January of the succeeding year, are less than the sum of (1) 85% of the Company’s “ordinary income”, (2) 95% of the Company’s capital gain net income, and (3) any undistributed income remaining from earlier years. The Company may also be subject to the corporate alternative minimum tax (“AMT”), as well as other taxes in certain situations not presently contemplated.

If the Company fails any of the above-described REIT qualification tests in any taxable year and the relief provisions available under the Code do not apply, the Company would be subject to Federal income tax (including any applicable AMT) on its taxable income at the regular corporate income tax rates. Distributions to stockholders in any year in which the Company fails to qualify as a REIT would not be deductible by the Company, nor would distributions generally be required to be made under the Code. Further, unless entitled to relief under certain other provisions of the Code, the Company would also be disqualified from re-electing REIT status for the four taxable years following the year in which it became disqualified.

The Company may also voluntarily revoke its election to be taxed as a REIT, although Management has no intention of doing so, in which event the Company would be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

Management intends to monitor on an ongoing basis the Company’s compliance with the REIT requirements described above. In order to maintain its REIT status, the Company may be required to limit the types of assets that it might otherwise acquire, or hold certain assets at times when the Company might otherwise have determined that the sale or other disposition of such assets would have been more prudent.

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

Other Affiliates. At present, the Company has no other affiliates other than SAC and SAC II. The Manager is an S-Corporation whose earnings are passed through to the sole shareholder, Mr. Gonfiantini, as an individual. The Manager is not consolidated with the Company for tax or accounting purposes. Fees paid to the Manager are generally required to be reasonable and arm’s length; otherwise they may be re-characterized by the IRS in ways that could have adverse tax consequences for the Company. Management believes that the fees payable to the Manager, including any incentive or termination fees, are reasonable compensation for the services provided.

Taxation of Stockholders. For any taxable year in which the Company is treated as a REIT for Federal income tax purposes, distributions (including constructive distributions) made to holders of common stock other than tax-exempt entities (and not designated as capital gain dividends) will generally be subject to tax as ordinary income to the extent of the Company’s current and accumulated earnings and profits as determined for Federal income tax purposes. If the amount distributed exceeds a stockholder’s allocable share of such earnings and profits, the excess will be treated as a return of capital to the extent of the stockholder’s adjusted basis in the common stock, which will not be subject to tax, and thereafter as a taxable gain from the sale or exchange of a capital asset.

Distributions designated by Management as capital gain dividends can generally be treated by shareholders as gain from the sale or exchange of a capital asset held for more than one year, but only to the extent that the designated distribution does not exceed the Company’s actual net capital gain for the taxable year.

Distributions by the Company, whether characterized as ordinary income or as capital gain, are not eligible for the reduced dividend rate available as a result of the enactment of the Jobs and Growth Tax Relief Reconciliation Act of 2003. However, distributions will qualify for the reduced rate to the extent they represent qualified corporate dividends. A qualified corporate dividend is a dividend attributable to income that was subject to corporate tax at the REIT level or attributable to qualified dividend income received by the REIT (such as dividends from a Taxable REIT Subsidiary).

In the event that the Company realizes a loss for the taxable year, stockholders will not be permitted to deduct any share of that loss. Further, if the Company (or a portion of its assets) were to be treated as a taxable mortgage pool, or if it were to hold residual interests in REMIC’s (Residential Mortgage Insurance Corporation) or FASIT’s (Financial Asset Security Trust), any “excess inclusion” income derived there from and allocated to a stockholder would not be allowed to be offset by a net operating loss of such stockholder.

Dividends declared during the last quarter of a taxable year and actually paid during January of the following taxable year are generally treated as if received by the stockholder on December 31 of the taxable year in which they are declared and not on the date actually received. In addition, the Company may elect to treat certain other dividends distributed after the close of the taxable year as having been paid during such taxable year, but stockholders will be treated as having received such dividend in the taxable year in which the distribution is made.

Generally, a dividend distribution of earnings from a REIT is considered for estimated tax purposes only when the dividend is made. However, effective December 15, 1999, any person owning at least 10% of the vote or value of a closely held REIT must accelerate recognition of year-end dividends received from the REIT in computing estimated tax payments. The Company is not currently, and does not intend to be, a closely held REIT.

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

Dividend Reinvestment Plan (DRIP) participants will generally be treated as having received a dividend distribution, subject to tax as ordinary income, in an amount equal to the fair market value of the common stock purchased with the reinvested dividend proceeds generally on the date the Company credits such common stock to the DRIP participant’s account, plus brokerage commissions, if any, allocable to the purchase of such common stock. DRIP participants will have a tax basis in the shares equal to such value. DRIP participants may not, however, receive any cash with which to pay the resulting tax liability. Shares received pursuant to the DRIP will have a holding period beginning on the day after their purchase by the plan administrator.

The Company is required under Treasury Department regulations to demand annual written statements from the record holders of designated percentages of its capital stock disclosing the actual and constructive ownership of such stock and to maintain permanent records showing the information received as to the actual and constructive ownership of such stock and a list of those persons failing or refusing to comply with such demand.

In any year in which the Company does not qualify as a REIT, distributions made to the stockholders would be taxable in the same manner discussed above, except that no distributions could be designated as capital gain dividends, distributions would be eligible for the corporate dividends received deduction, the excess inclusion income rules would not apply, and stockholders would not receive any share of the Company’s tax preference items. In such event, however, the Company would be subject to potentially substantial Federal income tax liability, and the amount of earnings and cash available for distribution to its stockholders could be significantly reduced or eliminated.

Taxation of Tax-Exempt Stockholders. Subject to the discussion below regarding a “pension-held REIT,” a tax-exempt stockholder is generally not subject to tax on distributions from the Company or gain realized on the sale of the shares, provided that such stockholder has not incurred indebtedness to purchase or hold its shares, that its shares are not otherwise used in an unrelated trade or business of such stockholder, and that the Company, consistent with its stated intent, does not form taxable mortgage pools or hold residual interests in REMIC’s or FASIT’s that give rise to “excess inclusion” income as defined under the Code. However, if the Company were to hold residual interests in a REMIC or FASIT, or if a pool of its assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income (“UBTI”). Although Management does not intend to acquire such residual interests or believe that the Company, or any portion of its assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

If a qualified pension trust (i.e. any pension or other retirement trust that qualifies under Section 401(a) of the Code) holds more than 10% by value of the interests in a “pension-held REIT” at any time during a taxable year, a substantial portion of the dividends paid to the qualified pension trust by such REIT may constitute UBTI. For these purposes, a “pension-held REIT” is a REIT (i) that would not have qualified as a REIT but for the provisions of the Code which look through qualified pension trust stockholders in determining ownership of stock of the REIT and (ii) in which at least one qualified pension trust holds more than 25% by value of the interest of such REIT or one or more qualified pension trusts (each owning more than a 10% interest by value in the REIT) hold in the aggregate more than 50% by value of the interests in such REIT. Assuming compliance with the ownership limit provisions in the Company’s Articles of Incorporation, it is unlikely that pension plans will accumulate sufficient stock to cause the Company to be treated as a pension-held REIT.

Distributions to certain types of tax-exempt stockholders exempt from federal income taxation under Sections 501 (c)(7), (c)(9), (c)(17), and (c)(20) of the Code may also constitute UBTI, and such prospective investors should consult their tax advisors concerning the applicable “set aside” and reserve requirements.

Taxation of Note Holders

Characterization of Notes. Based on the advice of counsel, the Company treats the Notes as debt for all tax purposes.

(a) Status as Real Property Loans. Assuming the Notes are respected as debt issued by the Company, for Federal income tax purposes: (i) Notes held by a thrift institution taxed as a domestic building and loan association will not constitute “loans...secured by an interest in real property” within the meaning of Code Section 7701 (a)(19)(C)(v) and (ii) interests on the Notes held by a real estate investment trust will not be treated as “interest on obligations secured by mortgages on real property or on interest in real property” within the meaning of Code Section 856(c)(4)(B) and the Notes will not constitute “real estate assets” or “government securities” within the meaning of Code Section 856(c)(5)(A).

(b) Taxation of Interest Income on the Notes. Because all Notes are anticipated to be issued at par, interest paid or accrued on the Notes generally will be treated as ordinary income to the note holders, and will be includible in income in accordance with the note holder’s regular method of accounting.

(c) Sale of Notes. Generally, if a note holder sells or otherwise disposes of their Note, they will recognize gain or loss in an amount equal to the difference between the amount realized on the sale and their adjusted tax basis in the Note. Any such gain or loss recognized will be capital gain or loss if the Note is held as a “capital asset” (generally, property held for investment) within the meaning of Code Section 1221, and will be short term capital gain or loss if the investment has been held for not more than one year. However, certain types of investors (such as banks, thrifts and other financial institutions), and certain investors engaged in risk reduction strategies with respect to the Notes, may not qualify to treat the Notes as capital assets, or the gain or loss there from as capital gain or loss.

In addition, someone that purchases a Note from a note holder at a discount may become subject to the market discount rules of sections 1276-1278 of the Code. As a result, some, or all, of the principal paid or the gain recognized upon the disposition of the Note by such holder could be taxed as ordinary interest income.

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

If a Note were re-characterized as ownership of an equity interest in the Company, or if exemptions from withholding tax are not available, certain payments related to the Notes made to Foreign Persons would become subject to withholding tax at the rate of 30% and, in the hands of a corporate investor, could become subject to the branch profits tax. The Company is not required to indemnify a note holder, or gross-up payments on the Notes, for any withholding taxes.

Information Reporting and Backup Withholding. The Company will report to its U.S. stockholders, noteholders and the IRS the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, an investor may be subject to backup withholding generally equal to the fourth lowest rate of Federal income tax then in effect with respect to distributions paid unless such investor (a) is a corporation or comes within certain other exempt categories and, when required, demonstrates that fact; or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. An investor that does not provide the Company with its correct taxpayer identification number may also be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be allowed as a credit against the investor’s income tax liability. In addition, the Company may be required to withhold a portion of dividends and capital gain distributions to any investors that do not certify under penalties of perjury their non-foreign status.

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

Under the original Management Agreement, the Company also paid to Specialty Financial an incentive compensation for each fiscal quarter. For periods through the end of fiscal year 2003, the incentive compensation was an amount equal to 50% of the net tax-based income of Specialty Trust, before deduction of such incentive compensation, in excess of an annualized return to Specialty Trust equal to 12%. The incentive compensation calculation and payment were made quarterly in arrears. The term “return to Specialty Trust” was calculated for the quarter by dividing taxable income for the quarter by the net worth for the quarter. For such calculations, “taxable income” means the Company’s taxable income before the Manager’s incentive compensation, the deduction for dividends paid and net operating loss deductions arising from losses in prior periods. A deduction for the Company’s interest expenses for borrowed money is taken when calculating taxable income. “Net worth” for any period means the sum of the gross proceeds from all prior offerings of equity securities by the Company, after deducting expenses and costs relating to the offering (or for any period in which new equity securities are issued, the arithmetic weighted average on the prior offering proceeds and the new proceeds for the period), plus beginning retained earnings (without taking into account any losses incurred in prior periods and excluding amounts reflecting taxable income to be distributed as dividends and amounts reflecting valuation allowance adjustments). The definition “return to Specialty Trust” was used only for purposes of calculating the incentive compensation payable, and is not related to the actual distributions received by stockholders. The incentive compensation payments to Specialty Financial were made before any income distributions were made to the Company’s stockholders.

Under the Amended Agreement dated January 1, 2004, the Manager receives a monthly base management fee equal to one-half of one percent of the Mortgage Asset Portfolio at the end of the preceding quarter which includes Mortgage Loans net of allowances and unearned discounts, Real Estate Owned and Land Held for Residential Development. In addition, the Manager could receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the tax – based net income before the dividend deduction of the Company, in excess of a Threshold Return which is a per annum target percentage rate of return set by a mutual agreement between the Manager and the Board of Directors of the Company for each calendar year beginning with the year 2004. For the year 2004, the Threshold Return was set at 12%.

Fees earned by the Manager for the years ended December 31, 2004, 2003 and 2002 are as follows.

Table 4: Components of Manager Compensation
For the years ended December 31,

	2004	2003	2002
Loan Origination and Extension Fees	$2,894,828	$2,259,153	$1,610,059
Loan Servicing Fees	457,424	455,923	361,224
Late Payment Charges	49,842	11,685	9,295

Subtotal	$3,402,094	$2,726,761	$1,980,578
Base Management Fee	491,140	—	—
Incentive Compensation Bonus	—	391,579	314,249

Total Compensation	$3,893,234	$3,118,340	$2,294,827

The loan origination fees are received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from the borrower. Late payment charges are received directly by the Manager from the borrower. The incentive compensation was calculated in accordance with the agreement and paid for or accrued in Management and Directors’ fees in the Company’s financial statements.

Administrative Services Provided by the Manager

Specialty Financial, as Manager, is responsible for the Company’s day-to-day operations and performs such services and activities relating to the assets and operations of Specialty Trust as may be appropriate, including:

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

The Manager may enter into subcontracts with other parties to provide any such services for the Company.

Expenses

The operating expenses required to be borne by the Manager include compensation and other employment costs, the cost of office space and equipment and all other administrative costs incurred in the Company’s day-to-day operations. Those expenses do not include debt service or taxes. While most costs are paid through the Manager from fees earned by the Manager, the Company pays certain REIT-related expenses such as directors’ fees, legal and accounting fees, and foreclosure and real estate owned expenses directly. There are no caps or ceilings on any category of fees, compensation or other expenses payable by the Company except for compensation payable to the Manager and expenses to be borne by the Manager as described above.

Term and Termination

The management agreement had an initial term of three years beginning January 30, 1998 and is renewed automatically for successive one-year periods unless the Company timely delivers a notice of nonrenewal. Upon nonrenewal of the management agreement without cause, a termination fee will be payable to the Manager in an amount equal to the greater of (i) the fair value of the management agreement as established by an independent appraiser, or (ii) 4% of the mortgage loan portfolio of Specialty Trust. At December 31, 2004, 4% of the Company’s mortgage loan portfolio would be approximately $3.8 million. In addition, the Company has the right to terminate the management agreement at any time for cause. A majority of the Company’s unaffiliated directors (currently 6 of 7 directors are unaffiliated) may determine that the Manager has violated the management agreement in a material respect and, after notice and an opportunity to cure, terminate the agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

Potential Conflicts of Interest and Limits of Responsibility

Certain provisions of the management agreement and the loan participation and servicing agreement raise potential conflicts of interest or limit the Manager’s responsibilities.

Origination Fee. The first 2.5% (2 1/2 points) of any origination fees (points) collected from the borrower is paid to the Manager as part of the initial funding of the loan. The size of the mortgage origination fees are market driven but may vary and may have a direct impact upon the interest rate the borrower is willing to pay and, therefore, on the interest income the Company would receive from the loan.

Loan Servicing Fee. As part of the servicing fee, one-half of one percent of the total mortgage loan portfolio is paid to the Manager as a loan-servicing fee. Payment of this fee, in effect, lowers the yield on the mortgage loans. An undue emphasis on increasing the size of the mortgage loan portfolio, thereby increasing the Manager’s compensation, could result in the acquisition of riskier or more speculative loans.

Base Management Fee. The Company pays the Manager a monthly base management fee equal to 0.5% of the Mortgage Asset Portfolio. An undue emphasis on increasing the size of the mortgage loan portfolio could result in the acquisition of riskier more speculative loans or the reluctance by the Manager to sell REO properties and Land Held for Residential Development, all of which are included in the Mortgage Asset Portfolio for calculation of this fee.

Incentive Fee. The Company also pays the Manager an incentive fee equal to 50% of the Company’s quarterly taxable income in excess of an annualized target return on its net worth for that quarter. If the marketplace works as expected, i.e., higher risk, higher reward, the incentive fee structure to the extent it encourages an undue short-term emphasis on the acquisition of higher yielding loans could result in the acquisition of riskier or more speculative loans.

Services to Others. The management agreement does not limit or restrict the right of the Manager to engage in any business or render services of any kind to any other person, including the purchase of, or rendering advice to others purchasing mortgages that meet the Company’s policies and criteria. The management agreement does say that the Manager and its officers may not provide services to another mortgage REIT unless a majority of its unaffiliated directors (currently 6 of 7 directors are unaffiliated) confirm that the other mortgage REIT has operating policies and strategies different from the Company’s. Neither Specialty Financial nor its sole owner provide or intend to provide services to any mortgage REIT that is competitive to it or invests in mortgages, which Specialty Trust might invest in, but there is nothing in the management agreement that strictly precludes it.

No Minimum Time Commitment. The management agreement does not impose a minimum time commitment that the Manager and its personnel must devote to providing services to the Company. The ability of the Manager to engage in other business activities could reduce the time and effort spent by the Manager on the Company’s Management.

Limits of Manager Responsibility. The Manager assumes no responsibility other than to render the services called for under the management agreement in good faith and shall not be responsible for any action of the Board of Directors in following or declining to follow any advice or recommendations of the Manager. The Manager, its directors, officers, stockholders and employees will not be liable to the Company, any of its subsidiaries, its subsidiaries’ stockholders or the unaffiliated directors for any acts or omissions by the Manager, its directors, officers, stockholders or employees under or in connection with the management agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the management agreement.

Indemnification. The Company has agreed to indemnify the Manager, its directors, officers, stockholders and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the management agreement and not constituting bad faith, willful misconduct, gross negligence or reckless disregard of its duties.

Available Information

The Company expects to file annual, quarterly and special reports, and other information with the SEC for so long as any of its publicly-issued collateralized notes remain outstanding. Its SEC filings will be available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document the Company files at the SEC’s public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0300 for further information on the public reference rooms.

The Manager maintains a website on the World Wide Web at www.specialtyfi.com. You may also request a free copy of any of the above filings by writing or calling:

Specialty Trust, Inc.
6160 Plumas Street
Reno, Nevada 89509
(775) 826-0809

Item 2. Properties

The Company’s Manager, Specialty Financial, operates its executive offices at 6160 Plumas Street, Reno, NV 89509. Specialty Trust does not have any separate offices.

Item 3. Legal Proceedings

At December 31, 2004, other than litigation in the ordinary course of business involving foreclosures or other exercise of the Company’s rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s Common Stock has not been registered under the Securities act or any state securities laws, and is privately held. The fair market value of the stock, as determined by the Board of Directors, effective December 28, 2002 is $11.00 per share.

(b) Investors

The number of record holders of the Company’s Common Stock as of December 31, 2004 and 2003, was 344 and 319, respectively.

(c) Dividends

The Company currently pays cash dividends on a quarterly basis. Total cash dividends declared by the Company to shareholders as of December 31, 2004 and 2003 were $9,259,950 ($1.15 per share) and $8,998,821 ($1.20 per share), respectively. In general, consistent with the Company’s underlying operational strategy, the Company’s dividends for the most part will be characterized as ordinary income to its stockholders for federal tax purposes. However, a portion of the Company’s dividends may be characterized as capital gains or return of capital.

The Company has a dividend reinvestment plan for shareholders who choose to reinvest all or part of their distributions in additional shares of common stock instead of receiving cash payments. The reinvestment price is the fair market value as determined by the Board of Directors. Any future discount to the then current market price, if there is a public market for the stock, cannot exceed 5% of the fair market value of the stock to comply with REIT qualification requirements. The Company uses the proceeds for mortgage loans, working capital and general corporate purposes.

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

The Company declared the following dividends during the year ended December 31, 2004 and 2003:

			Dividend	Dividends
			per Share	Reinvested –
			Common	Common
Declaration Date	Record Date	Payment Date	Stock	Stock
2004
April 27, 2004	March 31, 2004	April 30, 2004	$0.275	$1,374,252
June 21, 2004	June 30, 2004	July 15, 2004	$0.30	$1,548,206
September 27, 2004	September 30, 2004	October 8, 2004	$0.30	$1,590,249
December 13, 2004	December 31, 2004	January 14, 2005	$0.275	$1,472,491

2003
April 28, 2003	March 31, 2003	April 30, 2003	$0.30	$1,263,231
June 30, 2003	June 30, 2003	July 28, 2003	$0.30	$1,324,128
October 27, 2003	September 30, 2003	October 29, 2003	$0.30	$1,368,792
December 8, 2003	December 31, 2003	January 12, 2004	$0.30	$1,521,383

Dividends are declared by the Company’s Board of Directors after considering the Company’s available cash for distribution, financial condition, ability to maintain its REIT status, and such other factors that may be deemed relevant. See Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends at the same levels in 2005 and thereafter.

(d)	Equity Compensation Plans

The following table represents the number of securities to be issued and available for future issuance at December 31, 2004.

Number of securities remaining
	Number of securities to be	Weighted average exercise	available for future issuance
	issued upon exercise of	price of outstanding	Under equity compensation plans
	outstanding options, warrants	options, warrants and	(excluding securities reflected in
	and rights (a)	rights (b)	column (a))
Equity compensation plans approved by security holders	531,732	$10.82	155,553

Equity compensation plans not approved by security holders	—	—	—

Total	531,732	$10.82	155,553

The total number of securities remaining for future issuance at December 31, 2004:

10% of outstanding stock	827,253
Less:
Number of shares to be issued upon exercise of outstanding stock options	531,732

Number of shares previously granted and exercised	139,968

Number of securities remaining available	155,553

Item 6. Selected Financial Data

The information in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and with the financial statements and the notes thereto included elsewhere in this annual report.

	For the years ended December 31,
	2004	2003	2002	2001	2000
Statement of Earnings Data:

Interest and Dividend Income	$12,037,650	$11,676,727	$9,726,660	$7,797,169	$5,715,590
Interest Expense	2,149,347	1,741,831	828,566	744,020	626,332
Net Revenues	10,724,708	9,857,574	8,167,593	6,582,893	4,689,258

Net Earnings	9,112,960	8,252,745	7,144,707	6,085,129	4,543,772
Preferred Stock Dividend	—	—	—	4,540,231	5,070,963

Net Earnings (Loss) attributable to Common Stock	$9,112,960	$8,252,745	$7,144,707	$1,544,898	$(527,191)

Basic Earnings (Loss) Per Share	$1.14	$1.11	$1.02	$0.79	$(1.62)
Diluted Earnings (Loss) Per Share	$1.13	$1.10	$1.01	$0.77	$(1.62)
Dividends — Preferred Stock	—	—	—	$4,540,231	$5,070,963
Dividends — Common Stock	$9,259,950	$8,998,821	$8,440,451	$2,046,810	—

Balance Sheet Data (Shown as of period end)

Mortgage Loans	$94,593,696	$95,610,164	$96,245,394	$73,331,659	$55,863,036
Allowance for Loan Losses	(1,130,138)	(1,424,256)	(1,815,576)	(1,020,321)	(750,000)
Unearned Discount	(112,625)	(103,966)	(120,489)	(78,144)	(8,187)

Total Mortgage Loans, net	$93,350,933	$94,081,942	$94,309,329	$72,233,194	$55,104,849

Real Estate Owned	$9,621,495	$7,913,160	$950,000	$445,424	—
Land Held for Residential Development	$1,879,432	$2,377,457	$2,448,579	$2,782,715	—
Total Assets	$122,136,068	$108,458,694	$99,323,596	$77,667,422	$58,659,056
Short-Term Borrowings	$41,242,610	$33,410,279	$29,107,031	$9,475,441	$11,005,960
Number of Preferred Shares Outstanding	—	—	—	—	4,624,276
Number of Common Shares Outstanding	8,272,529	7,684,813	7,183,004	6,822,703	334,400

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated Financial Statements and Notes.

Safe Harbor Statement

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: Statements in this discussion regarding Specialty Trust, Inc., and the Company’s business, which are not historical facts, are “forward-looking statements” that involve risks and uncertainties. For a discussion of such risks and uncertainties, which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” commencing on Page 13 of the Company’s prospectus included in the Registration Statement on Form S-11 (File No. 333-86962) filed on April 25, 2002, relating to the Company’s collateralized investment notes.

Company Overview

The Company is a mortgage finance company specializing in acquiring nonconforming residential and commercial real estate mortgage loans for the purpose of holding the loans in its portfolio. The company funds its loans chiefly through equity and to a lesser degree with short-term debt. This short-term debt is in the form of secured bank lines of credit or collateralized notes.

The Company’s business objective and strategy is to build and hold a portfolio of mortgage loans for investment that generates net income for distribution to stockholders. Loans are made principally to borrowers in the states of Nevada, Arizona, California, Utah, and Colorado whose needs are generally not being served by traditional financial institutions. The Company’s strategy is to focus on land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. The Company generally limits the amount of investment in any single mortgage loan or in mortgage loans to one borrower to 10% of Specialty Trust, Inc.’s total assets, although the Board of Directors may approve exceptions. As of December 31, 2004, there were no mortgage loans which exceeded the 10% threshold, and one borrower whose total loans exceeded the 10% threshold, which the board approved. Most loans will have terms of one to three years. The Company’s mortgage loans may be secured by mortgages on unimproved as well as improved real property and non-income producing as well as income-producing real property. Some mortgage loans may be secured by borrower’s leasehold interest in real property. The Company’s loans generally produce higher yields than are obtained on traditional single-family residential mortgage loans, but are subject to higher risks of default and loss.

The Company is structured as a real estate investment trust (REIT), thereby generally eliminating Federal taxes at the corporate level on income it distributes to stockholders. Because the Company is not structured as a traditional lender that accepts deposits, it is subject to substantially less regulatory oversight and therefore incurs lower compliance expenses compared to banks, thrifts and many other holders of mortgage loans.

Specialty Financial serves as the Company’s Manager and is responsible for loan originations, loan servicing and the Company’s day-to-day operations, subject to the supervision of the Company’s Board of Directors.

Significant Aspects of Years Ended 2004 and 2003

At December 31, 2004, the Company owned approximately $94.6 million of mortgage loans and approximately $11.5 million of land held for residential development and foreclosure property. The Company’s total assets were approximately $122.1 million. These assets were financed with approximately $41.2 million of collateralized notes, and approximately $78.3 million of equity.

At December 31, 2004, the Company’s equity-to-assets ratio was 64.1% and the Company’s debt-to-equity ratio was 52.7%, the Company’s return on equity for the year ended December 31, 2004 was 12.1%.

At December 31, 2003, the Company owned approximately $95.6 million of mortgage loans and approximately $10.3 million of land held for residential development and foreclosure property. The Company’s total assets were approximately $108.5 million. These assets were financed with approximately $33.4 million of collateralized notes and approximately $72.1 million of equity.

At December 31, 2003, the Company’s equity-to-assets ratio was 66.5% and its debt-to-equity ratio was 46.3%, its return on equity for the year ended December 31, 2003 was 11.4%.

The increase in assets was primarily the result of an increase in cash received from investing activities and net cash received from the collateralized note program of approximately $6.3 million. The increase in liabilities was a result of the increased use in the collateralized note program. The increase in stockholders’ equity was primarily the result of stockholders reinvesting dividends from earnings in the dividend reinvestment program for the year ended December 31, 2004.

Critical Accounting Policies

Management has the obligation to insure that its policies and methodologies are in accordance with generally accepted accounting principles. During 2004, Management reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SAC and SAC II. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires Management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. These estimates are based, in part, on the Company’s judgment and assumptions regarding various economic conditions that it believes are reasonable based on facts and circumstances existing at the time of reporting. In preparing these consolidated financial statements, Management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The Company does not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from those estimates.

The following summarizes the components of the Company’s consolidated financial statements where understanding accounting policies is critical to understanding and evaluating its reported financial results, especially given the significant estimates used in applying the policies. The discussion is intended to demonstrate the significance of estimates to the Company’s consolidated financial statements and the related accounting policies. Detailed accounting policies are described in Note 1 to the Company’s consolidated financial statements, included in Item 8. Management has discussed the development and selection of these critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed its disclosure.

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

Impairment of Long-Lived Assets

Real estate investments held represent “long-lived” assets for accounting purposes. The Company periodically reviews long-lived assets for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In Management’s opinion, and based on its estimates, real estate owned and land held for development are considered to be held for investment and are not carried at amounts in excess of their estimated fair value. Land held for residential development is carried at the lower of cost or fair value less cost to sell. Fair value is derived using estimates and assumptions relating to eventual sales prices and estimates for costs to complete. Management believes the assumptions used in determining the fair value are based on the best information available at the time of analysis.

Income Taxes

The Company’s financial results generally do not reflect provisions for current or deferred taxes. Management believes that the Company has and intends to continue to operate in a manner that will continue to allow it to be taxed as a REIT and as a result, does not anticipate paying substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax.

Off-Balance Sheet Commitments

The majority of the Company’s assets are funded with long-term debt issued in securitizations. The Company consolidates the assets and liabilities of these securitizations and therefore these transactions do not create off-balance sheet commitments.

The company’s only category of off-balance sheet commitments is the forward purchase commitments it enters into to purchase real estate loan assets. At December 31, 2004, pursuant to the ordinary course of business, the Company had future commitments to fund approximately $3.6 million in additional real estate loans under existing loan arrangements.

Changes in Financial Condition

2004 Compared to 2003

Assets
Cash and Cash Equivalents and Restricted Cash. Cash and cash equivalents and restricted cash increased by approximately $13.3 million as of December 31, 2004, compared to December 31, 2003. The timing of loan funding and the timing of debt and equity issues generally determine the amount of cash held by the company. Our goal is to keep cash invested in loans or other financial instruments and therefore to keep cash balances low whenever possible.

Accrued Interest Receivable. Accrued interest receivable increased by approximately $300,000 (34%) as of December 31, 2004 compared to December 31, 2003 primarily due to the Company’s investment in loans with a deferred interest component in 2004. Under these loans, borrowers pay a reduced rate of interest during the loan term while interest accrues at a substantially higher rate. The deferred interest is due upon maturity of the loan.

Land Held for Residential Development. Land held for residential development decreased by approximately $498,000 (21%) as of December 31, 2004 compared to December 31, 2003 as a result of increased home sales. Land held for residential development consists of three phases of undeveloped lots (the “project”), which were obtained by the Company through foreclosure in February 2001. An appraisal was obtained at the time of foreclosure, which provided an allocation of the fair values as follows: (i) phase I’s 15 lots at $30,000 each, (ii) Phase II’s 61 lots at approximately $15,000 each and (iii) phase III’s 41 lots at approximately $ 15,000 each. The appraisal was based on the current condition of the lots and did not consider cost, which the company or it’s assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to Specialty Acquisition Corp. (SAC), its wholly owned taxable REIT subsidiary formed in May 2002.

In June 2002, SAC entered into an agreement with a third-party homebuilder to transfer title to the lots on a phased basis to the homebuilder in exchange for an upfront cash payment equal to a portion of the original appraised value for the uncompleted lots. Additionally, the homebuilder is responsible to pay SAC the difference between the original appraisal value per lot and cash previously received, upon sale of the homes to third parties. SAC is also entitled to 50% of the profits, if any, realized by the homebuilder upon closing of the sale of each home built, as well as repayment of infrastructure costs borne by the Company prior to the agreement. SAC receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. SAC is not obligated for any future costs of the project once a completed lot is delivered to the homebuilder. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduced

SAC’s investment in the land held for residential development. Upon the sale of lots and completed homes by the homebuilder to a third-party, SAC records proceeds as a reduction to the land held for residential development as Phases I and II of the development are expected to result in minimal profit.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, engineering costs, real estate taxes and insurance fees in 2002, all of which were capitalized. Forty-four homes were sold during the fiscal year ended December 31, 2004 leaving eighteen homes to sell in Phases I and II as well as the Phase III land. The following provides a roll-forward of this account:

Balance at December 31, 2003	$2,377,457
Capitalized costs	212,636
Net proceeds from sale of homes	(710,661)

Balance at December 31, 2004	$1,879,432

On June 20, 2003, the homebuilder neglected to exercise his option to purchase Phase III of the Project. The Company has subsequently engaged a contractor to complete the project.

Real Estate Owned. Real Estate Owned increased by approximately $1.7 million (22%) as of December 31, 2004 compared to December 31, 2003. This increase was due primarily to the acquisition of property in Castle Rock, Colorado through foreclosure and additional capitalized costs related to the property in Telluride, Colorado offset by the sale of a portion of the parcel of raw land in Mesquite, Nevada and the sale of the property in Las Vegas, Nevada.

Mortgage Loans. Mortgage loans held for investment net of allowance for loan losses and unearned discounts decreased by approximately $731,000 (1%) as of December 31, 2004 compared to December 31, 2003. The allowance for loan losses was decreased by approximately $300,000 during the year ended December 31, 2004 due to the charge off of a specific reserve to real estate owned and a decrease in the average risk rating for the remaining portfolio.

The Company’s gross mortgage loan portfolio has declined by approximately $1.0 million from its level at year-end 2003 due to paydowns and increased competition for new loan originations. The generally high level of liquidity in the banking system has resulted in competition from commercial banks and other financial institutions that typically do not focus on the types of mortgage loans acquired by the Company. The Company has elected to maintain its underwriting standards and threshold return requirements rather than making concessions solely to support the level of the loan portfolio.

Other Assets. Other assets decreased by approximately $387,000 (71%) as of December 31, 2004 compared to December 31, 2003 primarily due to the write off of debt offering costs as a result of the Company’s deregistration of its collateralized note program.

Liabilities
Dividends Payable. Dividends payable decreased by approximately $30,000 (1%) as of December 31, 2004 compared to December 31, 2003 due primarily to a decrease in the dividend declared from $.30 per share in December of 2003 to $.275 per share in December of 2004 which is partially offset by an increase in the number of shares outstanding.

Accounts Payable, Accrued Expenses and Accounts Payable-Related Party. Accounts payable and accrued expenses and accounts payable-related party decreased by approximately $187,000

(42%) as of December 31, 2004 compared to December 31, 2003. This decrease was due primarily to the management fee payable to the Manager being higher, as of December 31, 2003 than as of December 31, 2004 and due to the timing of expenses being accrued for at December 31, 2003. As of December 31, 2004, most of these expenses were paid and therefore not included in accounts payable and accrued expenses.

Deferred Revenue and Other Liabilities. Deferred revenue and other liabilities decreased by approximately $113,000 due primarily to the recognition of a deferred gain upon payoff of the related mortgage loan.

Collateralized Notes and Collateralized Notes-Related Party. Collateralized notes increased by approximately $7.8 million (23%) as of December 31, 2004 compared to December 31, 2003 due to increased issuance of such notes caused by increased demand. Demand increased primarily because the stated interest rates of the notes are significantly higher than the average rates paid by banks. Our collateralized notes were authorized for public sale on January 19, 2001. On November 24, 2004, the Company filed Post Effective Amendment No. 3 to the Company’s registration statement to effectively deregister the remaining unsold collateralized notes.

2003 Compared to 2002

Assets
Cash and Cash Equivalents. Cash and cash equivalents increased by approximately $2.5 million as of December 31, 2003, compared to December 31, 2002. The timing of loan funding and the timing of debt or equity issues generally determine the amount of cash held by the Company. It is the Company’s goal to keep cash invested in loans or other financial instruments and therefore keep cash balances low whenever possible.

Accrued Interest Receivable. Accrued interest receivable decreased by approximately $248,000 (22%). This decrease is primarily due to a decrease in delinquent and past due loans.

Land Held for Residential Development. Land held for residential development decreased by approximately $71,000 (3%) as a result of the sale of completed homes. The decrease is partially offset by the capitalization of additional costs of approximately $197,000.

Fourteen homes were sold during the fiscal year ended December 31, 2003. The following provides a roll-forward of this account:

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

Lines of Credit. Borrowings under lines of credit decreased by approximately $9.3 million at December 31, 2003. The decrease was primarily due to loan pay-offs of approximately $12 million in December 2003. The Company used the cash to pay-off the borrowings under the lines of credit.

Collateralized Notes and Collateralized Notes – Related Party. Collateralized Notes increased by approximately $13.6 million (69%) because of increased issuance of such notes due to increased demand. The Company’s stated interest rates are higher than the average rates paid by state and federal banks. Increased advertising and marketing efforts have allowed more investors to become aware of the interest rate differences and as a result have moved their deposits from state and federal banks to the Company’s collateralized note program. The collateralized notes were approved for public sale on January 18, 2001 in the Company’s initial registration statement.

Results of Operations

The rate / volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Year Ended			Year Ended
	December 31, 2004			December 31, 2003
	Over/Under			Over/Under
	December 31, 2003			December 31, 2002
	Net			Net
	Change	Rate	Volume	Change	Rate	Volume
Interest Income
Mortgage Loans	$201,516	$1,351,389	$(1,149,873)	$2,005,441	$(614,808)	$2,620,249
Cash Accounts	159,407	1,916	157,491	(55,374)	(22,116)	(33,258)

Total	$360,923	$1,353,305	$(992,382)	$1,950,067	$(636,924)	$2,586,991

Interest Expense
Line of Credit	$(339,436)	—	$(339,436)	$305,212	$2,697	$302,515
Notes Payable	—	—	—	(4,623)	—	(4,623)
Collateralized Notes	$746,952	$4,982	$741,970	612,676	32,359	580,317

Total	$407,516	$4,982	$402,534	$913,265	$35,056	$878,209

Change in Net Interest Income	$(46,593)	$1,348,323	$(1,394,916)	$1,036,802	$(671,980)	$1,708,782

The Company’s operating results include all of the reported income of its mortgage finance operation. The comparison of the year ended December 31, 2004 and 2003 is as follows:

2004 Compared to 2003

Interest Income, Mortgage Loans. Interest Income, Mortgage Loans increased approximately $202,000 (2%) for the year ended December 31, 2004 as compared to 2003. This increase was due primarily to an increase in interest income due to the receipt of substantial delinquent interest during the year and an overall increase in the average rates charged offset by a decrease in the volume of loans outstanding for portions of the year.

Interest Income, Cash Accounts. Interest Income, Cash Accounts increased approximately $159,000 (817%) for the year ended December 31, 2004 as compared to December 31, 2003. This increase was due primarily to an overall increase in average cash balances as a result of paydowns of mortgage loans.

Total Interest Expense. Interest expense increased by approximately $408,000 (23%) for the year ended December 31, 2004 as compared to 2003. The increase was primarily due to an increase in collateralized notes from the prior year.

Provision for Loan Losses. Provision for Loan Losses decreased by approximately $59,000 (236%) primarily due to a decrease in high risk or problem loans, some of which were transferred to real estate owned upon foreclosure.

Real Estate Owned Gain/(Loss). Real Estate Owned Gain/(Loss) increased by approximately $819,000 due primarily to the sale of a portion of the REO held in Mesquite, Nevada and the sale of the property in Las Vegas, Nevada and to the recognition of deferred revenue as a result of the payoff of the related loan.

Rental and Other Income. Rental and Other Income increased by approximately $36,000 (109%) for the year ended December 31, 2004 as compared to 2003. This increase was primarily due to the receipt of rental income from an REO property during the year ended December 31, 2004.

General and Administrative Expenses. General and Administrative expenses increased by approximately $230,000 (39%) for the year ended December 31, 2004 compared to 2003. This increase was due primarily to the write off of debt offering expenses as a result of the Company’s decision to deregister its remaining unsold collateralized notes.

Management and Directors’ Fees. Management and Directors’ Fees increased by approximately $118,000 (22%) due primarily to the establishment of a base management fee paid from the Company to its Manager under an amended management agreement effective January 1, 2004. The management fees paid to the Manager in 2004 consisted entirely of the base management fee and no incentive compensation bonus was paid during the year.

Other Expenses. Other Expenses decreased by approximately $341,000 (71%) for the year ended December 31, 2004 compared to prior year due to significantly greater foreclosures in 2003 than 2004.

2003 Compared to 2002

Interest Income, Mortgage Loans. Interest income increased approximately $2.0 million (20%) for the year ended December 31, 2003 as compared to 2002. This increase was due primarily to additional funds invested in mortgage loans as a result of increased cash available from dividend reinvestments during the period and the use of short-term borrowings to fund a corresponding increase in loan demand.

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

Interest Rate/Market/Credit Risk

Management seeks to manage the interest rate, credit and market risk of the Company’s portfolio. By originating short-term loans (generally less than three years), the Company can significantly reduce the risk of changing interest rates. Although the majority of the Company’s loans are in the states of Arizona and Nevada, it is also acquiring loans in California, Utah, and Colorado.

The following table sets forth the weighted average yield earned on the Company’s assets and the weighted average expense of the Company’s liabilities for the periods shown.

Interest Rate/ Market/ Credit Risk
For the years ended December 31,

	2004	2003	2002
Interest Income
Mortgage Loans	13.21%	11.77%	12.53%
Cash Accounts	1.03%	0.64%	1.63%

Interest Expense
Line of Credit	—	4.19%	4.67%
Notes Payable	—	—	0.50%
Collateralized Notes	5.56%	5.54%	5.33%

Net Interest Spread	5.83%	6.52%	7.09%

Liquidity and Capital Resources

Management handles the Company’s short-term liquidity (that is, the Company’s funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from the Company’s mortgage portfolio produce monthly cash flow, which can be used to originate new loans, service debt and pay dividends to stockholders. This source provided approximately $11.6 million during 2004. Management generally has the ability to apply this cash flow as needed.

Secondly, the payoff and prepayment of loans provides additional liquidity to the Company’s portfolio. Historically, the Company has experienced annual loan payoffs and prepayments of approximately 30% to 35% of its outstanding portfolio. More recently, the Company has experienced more accelerated payoffs due to more loans having shorter maturities. The payoff of mortgage loans provided approximately $112 million during 2004. When the Company is again able to issue collateralized notes, its portfolio will increase as will the cash flow from principal pay downs. Again, normally these funds are used to originate new mortgage loans, but can be used in other ways.

The following table illustrates the scheduled maturities of mortgage loan investments subsequent to December 31, 2004:

Maturity	Amount
2005	$28,904,380
2006	49,589,316
2007	16,100,000

$94,593,696

Under existing loans, the Company is required to fund additional loan amounts totaling $3,647,385 as of December 31, 2004.

Thirdly, the Company had the ability to issue collateralized notes to provide additional liquidity to its portfolio. As of May 7, 2002, the Company was able to offer collateralized notes with maturities of up to five years. Management has utilized collateralized notes to meet a portion of the Company’s short-term funding needs in the past. However, on November 24, 2004 the Company filed an amendment to its registration effectively deregistering the collateralized note program. As a result, no additional collateralized notes can be publicly offered under the program. The Company expects to be able to begin offering collateralized notes on a private basis in June 2005. See page 9 for further discussion of the change in the collateralized note program. The following table reflects the maturities of collateralized notes as of December 31, 2004:

Maturity Year	Amount
2005	$41,242,610

Lastly, the Company had two committed lines of credit with commercial banks to provide another level of liquidity as of December 31, 2004. The Company can borrow $6.5 million and $7.0 million on two separate lines of credit to provide funding for new mortgage loans, for an aggregate of $13.5 million in available credit. The $6.5 million line is available through June 15, 2005. The $7.0 million line is available through October 15, 2005. Both of the lines are collateralized by a secured interest in mortgage loans and require the company to maintain certain financial covenants. Such covenants include restrictions on (i) any change in business activities from those the Company is presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, (ii) maximum debt-to-equity ratio, and (iii) a maximum amount allowable for lines of credit of $20 million. As of December 31, 2004, the Company is in compliance with these covenants and had a zero outstanding balance on these lines of credit.

Management believes that the combination of these four sources of capital allows the Company to manage its short-term liquidity needs in virtually any business situation and thereby efficiently use its capital resources.

With respect to the Company’s long-term liquidity (funding needs during periods beyond the next 12 months), its only commitments that require funding are those arising from its construction loans. The Company does not have any commitments for material capital expenditures or payments due on long-term debt obligations. The Company believes the same four sources it relies on for short-term liquidity needs will be sufficient to fund its long-term needs as well.

Contractual Obligations and Commitments as of December 31, 2004

	Payments Due or Commitment Expiration By Period
		Less Than
	Total	1 Year	1-5 Years
Short-Term Debt
Collateralized Notes	$41,242,610	$41,242,610	$-0-
Interest on Collateralized Notes	$955,200	$955,200	$-0-

Total	$42,197,810	$42,197,810	$-0-

Commitments
Mortgage Loans	$3,647,385	$3,647,385	$-0-

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

Loans are initially risk — graded when originated. They are re-graded on a quarterly basis and numerous factors are considered such as renewal, loans to the same borrower, identified facts demonstrating heightened risk of nonpayment, and delinquency. The loan review process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported quarterly to the directors along with actions to be taken. Watch list loans are those loans considered as having weakness detected in character, capacity to repay or balance sheet concerns and prompt Management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

-	Adverse financial trends and condition

-	Decline in the entire industry

-	Managerial problems

-	Customer’s failure to provide financial information or other collateral documentation

-	Repeated delinquency or renewals.

The loan review committee reviews every significant problem loan and assessments are performed quarterly to confirm the risk rating to that loan and the adequacy of loan loss reserve assigned.

After reviewing the loan portfolio, Management evaluates the loan portfolio and identifies those loans which they believe require a specific allowance. After considering loans which require a specific allowance, the Company then allocates or assigns a portion of the allowance for loan loss to groups of loans and individual loans to cover Management’s estimate of probable loss.

The allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No 114 (SFAS 114) “Accounting by Creditors for Impairment of a Loan” and No 118 (SFAS 118) “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure”. Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover Management’s best estimate of probable losses, Management records additional provision for loan loss. If the allowance is greater than what is required at that point in time, provision expense is adjusted accordingly.

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

While there exists probable asset quality problems in the loan portfolio, Management believes sufficient reserves have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at December 31, 2004.

Non-Performing Loans, Potential Problem Loans, and Other Real Estate

The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. If collectablity is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Accrued interest recorded during the 90-day period remains accrued if Management determines that the underlying collateral supports recovery of the Notes, principal and accrued interest. At December 31, 2004, the Company had two loans which were at least 30 days past due totaling approximately $5.5 million in principal and accrued interest. At December 31, 2003 the Company had two loans which were 306 to 364 days past due totaling approximately $3.8 million in principal and accrued interest.

Land Held for Residential Development and Real Estate Owned (Held for Sale)

Land Held for Residential Development and Real Estate Owned (Held for Sale) includes real estate acquired through foreclosure and is carried at the lower of the recorded investment in the loan, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell. Costs related to the improvements to the property are capitalized to the extent that the additional basis does not exceed the fair value of the asset. All other costs are expensed. The Company uses its taxable REIT subsidiary to hold all land held for development, as the REIT rules generally impose prohibited transaction taxes on income earned by a REIT from development activities.

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

All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Readers are cautioned that the Company’s actual results could differ materially from those set forth in such forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The Company is a party to various financial instruments that are subject to market risk. These instruments include commercial mortgage loans, land loans, nonconforming single-family and small multifamily residential mortgage loans, lines of credit and collateralized notes. The Company’s financial instruments involve elements of interest rate risk. The Company’s loan portfolio is also subject to real estate market risk.

None of the Company’s financial instruments have been entered into for trading purposes. The Company has not entered into, nor does it intend to enter into, any financial instruments for trading or speculative purposes. As the Company has no investments outside of the United States, it is not subject to foreign currency exchange rate risk. The Company does not hedge its exposure to changes in the fair value of its loans through the use of derivative instruments. Instead, Management has managed these exposures through careful underwriting and servicing of the Company’s loans. Further, Management targets as potential customers borrowers with relatively significant equity value in their property.

For the most part, the Company’s loans provide for either monthly payments of interest only and a payment of principal in full at the end of the loan term, principal and interest payments with a balloon payment at the end of the loan term, or interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of the Company’s loans, Management does not believe that a 5% increase or decrease in general interest rates (from those prevailing at December 31, 2004) would have a significant impact on the fair value of its fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for the Company’s borrowers to sell or refinance their respective properties. This could have a material adverse effect on the Company, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, Utah, or California could have a material adverse impact on the Company. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for Management to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

The Company attempts to mitigate these risk exposures through its Manager. The Manager carefully underwrites and services the Company’s loans. The underwriting decision to provide a loan to an applicant is based primarily upon the loan-to-value ratio for the underlying collateral. Thereafter, the Company’s manager uses early intervention, aggressive collection and loss mitigation techniques in the servicing process. While Management has attempted to mitigate these risk exposures, there can be no assurance that these efforts will be successful.

Item 8. Consolidated Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and the related Notes, together with the Reports of Independent Accountants’ thereon, are set forth on pages F-1 through F-28 of this from 10-K and are incorporated herein by reference.

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

Item 9 B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The directors, executive officers and senior officers of Specialty Trust and their positions are:

Name	Position
Nello Gonfiantini III (1)	Chairman of the Board of Directors, President
Grace Caudill	Secretary
Stephen V. Novacek I (2)(4)(6)	Director
Ernest Martinelli II (2)(3)(5)	Director
Harvey C. Fennell III (2)(3)	Director
Mark Combs (2)(4)(5)	Director
Steve S. Johnson III (2)(3)(4)	Director
Nazir Ansari II (2)(6)	Director
Tanya McCaffery	Interim Chief Financial Officer and Principal Accountant

(1) Founder and promoter of Specialty Trust.

(2) Independent Director

(3) Member of the Audit Committee

(4) Member of the Strategic Planning Committee

(5) Member of the Loan Review Committee

(6) Member of the Corporate Governance Committee

Information regarding the business background and experience of Specialty Trust’s directors and executive officers follows:

NELLO GONFIANTINI III, age 50, is the sole founder and promoter of Specialty Trust and serves as its Chairman of the Board and President. Mr. Gonfiantini has owned and managed Specialty Financial, a private mortgage finance and real estate development business in Reno, Nevada, since 1994. From 1986 until 1994, Mr. Gonfiantini was the Chairman, CEO and President of Home Federal Savings Bank of Nevada, where he oversaw the commercial and residential real estate lending operations. Prior to taking that position in 1986, Mr. Gonfiantini was the Executive Vice President of Home Mortgage Company, a mortgage banking firm and predecessor to Home Federal Savings Bank of Nevada. Mr. Gonfiantini has a BA and an MBA from the University of Denver.

GRACE CAUDILL, age 55, is the Corporate Secretary of Specialty Trust and Vice President and Secretary of Specialty Financial, Manager of the Trust, Ms. Caudill is a native Nevadan with over 30 years experience in all phases of real estate financing. Her experience in underwriting loans on all types of real property includes development loans on master planned communities, golf courses, income properties and residential subdivisions. As a necessary part of underwriting such properties, Ms Caudill has extensive knowledge of environmental issues, geotechnical reports, and city and county mapping procedures.

STEPHEN V. NOVACEK, age 59, has been a shareholder in the law firm, Hale, Lane, Peek, Dennison and Howard, located in Reno, Las Vegas and Carson City, Nevada, since 1978. Mr. Novacek specializes in real estate law and finance representing various institutional lenders in residential and commercial transactions. He is a member of the State Bar of Nevada and the American Bar Association.

ERNEST MARTINELLI, age 76, retired as Vice Chairman of Bank of America Nevada in 1993 after a career in the banking business in Nevada. He is Vice Chair of the Board of Directors of St. Mary’s Healthcare Network and President of Martinelli Properties, Inc., a commercial real estate development and investment company.

HARVEY C. FENNELL, age 57, is the Chief Financial Officer of Dickson Realty, Inc., Reno, Nevada, and has been a realtor since 1987. Mr. Fennell specializes in land and commercial real estate sales. He has been a member of the Reno/Sparks Association of Realtors and has served on its Board of Directors. He is a member of the Nevada Real Estate Commission, a state regulatory agency. Prior to 1987, Fennell was a partner in the accounting firm of KPMG. He formerly served as a director of Home Federal Savings Bank in Reno, Nevada.

MARK COMBS, age 58, is a private lender and investor specializing in large commercial loans for land development and commercial construction. Mr. Combs has completed numerous development projects including Saddlehorn, a 532 lot subdivision, in Reno, Nevada. In 1978, after obtaining his real estate broker’s license, Mr. Combs joined his wife Fianna in Dickson Realty, a real estate company located in Reno, Nevada. Over the next twelve years, Dickson Realty had grown to over 70 agents. In 1990, Mr. Combs sold his interest in Dickson Realty to pursue the private lending business. Mr. Combs is a native Nevadan and graduated from the University of Nevada with a finance degree in 1969.

STEVE S. JOHNSON, age 49, joined Berry-Hinckley Industries in 1995 as its General Manager and has been its President since 1997. Berry-Hinckley is a petroleum company selling and distributing a variety of petroleum products and convenience goods in the State of Nevada since 1928. Prior to 1995, Mr. Johnson was a CPA and partner in Grant Thornton, an international accounting, auditing, and consulting firm. Mr. Johnson is a native Nevadan and holds a BS in Business Administration from the University of Nevada.

NAZIR ANSARI, age 65, is emeritus professor of management at the University of Nevada, Reno, and has been a Reno resident since 1967. Dr. Ansari’s professional specialization includes government-business relations, corporate governance, strategic management and planning and international business. Dr. Ansari currently is a member of the board of directors of Washoe Health System, board chairman of Hometown Health Plan, and a director of Clark & Sullivan Contractors. In addition, Dr. Ansari is a trustee of the Desert Research Institute and Sierra Nevada College, as well as a director of Thunderbird Lodge preservation society. Dr. Ansari has received numerous community and professional awards and received his Ph.D. in Business Administration from the University of Illinois.

TANYA MCCAFFERY, age 32, is the President of The CFO Group, Inc. an outsourced chief financial officer consulting firm in Reno, Nevada and is a certified public accountant in the state of Nevada. Prior to 2002, Ms. McCaffery was a senior auditor with Grant Thornton, an international accounting and auditing firm. Ms. McCaffery holds a BS in Accounting from the University of Nevada.

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

Class I Directors
Nello Gonfiantini III	Term Expires 2007

Stephen Novacek	Term Expires 2007

Class II Directors
Nazir Ansari	Term Expires 2005

Ernest Martinelli	Term Expires 2005

Mark Combs	Term Expires 2005

Class III Directors
Steve Johnson	Term Expires 2006

Harvey Fennell	Term Expires 2006

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

Committees of the Board

Audit Committee. The Audit Committee is composed of Messrs. Johnson, Martinelli and Fennell. The Audit Committee makes recommendations concerning the engagement of independent registered public accountants, reviews with the independent registered public accountants the plans and results of the audit engagement, approves professional services provided by the independent registered public accountants, reviews the independence of the independent registered public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls.

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

Corporate Governance Committee. The Corporate Governance Committee is composed of Messrs. Ansari and Novacek. The Committee will help to review and establish the corporate standards for ethics.

Strategic Planning Committee. The Strategic Planning Committee is composed of Messrs. Novacek, Johnson and Combs. The Committee will help to establish long range goals for the Company. The Strategic Planning Committee was appointed at the board meeting on December 13, 2004.

Other Committees. The Board of Directors may establish other committees as deemed necessary or appropriate from time to time, including, but not limited to, an Executive Committee of the Board of Directors.

In 2004, the Board of Directors met six times, Messrs. Bull and Martinelli were both absent from the March 29, meeting, Mr. Peltyn was absent from the April 26 and June 21 meetings, and Dr. Ansari was absent from the November 27 meeting. The Audit Committee met four times, the Loan Review Committee met seven times, the Compensation Committee met five times and the Corporate Governance committee did not meet.

Compensation Committee Interlocks

No interlocking relationship exists between the Company’s Board of Directors or officers responsible for compensation decisions and the Board of Directors or Compensation Committee of any other company.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, its principal financial officer and its principal accounting officer, or persons performing similar functions. The Company’s Code of Ethics is made available on the Manager’s website at www.specialtyfi.com.

The Company intends to post on the Manager’s website any future amendment or change to its Code of Ethics as well as any waiver from a provision of such Code granted to any of the officers subject to it, as required by applicable law.

Item 11. Executive Compensation

Compensation of Directors

None of the Company’s employee directors has received any separate compensation for service on the Board of Directors or on any committee thereof. The Company pays directors (Independent Directors) who are not employed by Specialty Trust $1,500 for each meeting attended in person and $250 for each teleconference meeting in addition to a director’s stock compensation fee of 500 shares for each six months of service. Committee members receive $500 for each meeting attended in person and $250 for each teleconference meeting. In addition, each Director referred to as an Independent Director is granted options to purchase 10,000 shares of common stock at the fair market value of the common stock upon becoming a director. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. No director who is an employee of Specialty Trust or the Manager will receive separate compensation for services rendered as a director.

Executive Compensation

Employee salaries and bonuses are paid through the Manager, Specialty Financial, as part of and not in addition to the management fee. For the years ended December 31, 2004, 2003 and 2002, Specialty Financial earned $3,402,094, $2,726,761 and $1,980,578, respectively, in total fees. Specialty Financial also received base management fees and incentive compensation bonus of $491,140, $391,579 and $314,249 for the years ended 2004, 2003 and 2002 respectively. The base management fee and incentive compensation bonus are recorded in Management and Director’s Fees in the Consolidated Statement of Earnings.

SPACE INTENTIONALLY LEFT BLANK

Item 12. Security Ownership of Certain Beneficial Owner’s and Management

The following table sets forth certain information known to Specialty Trust with respect to beneficial ownership of the Company’s Capital Stock as of December 31, 2004, by each person other than members of Management known to Specialty Trust to beneficially own more than five percent (5%) of the Company’s Capital Stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Beneficial Ownership
Name of Beneficial Owner	of
	Capital	Stock(1)
	Number	Percent
Raymond J. Poncia (1)	652,929	7.89%
Angelo Petrini (2)	511,628	6.18%
Julius and Joanne Ballardini (3)	443,999	5.37%

(1)	Consists of 326,464 shares of Common Stock held by the Raymond J. Poncia, Jr. Family Trust and 326,464 shares of Common Stock held by Hotel-Casino Management, Inc. of which Mr. Poncia is President.

(2)	Consists of 461,270 shares of Common Stock held by the 1987 Petrini Family Trust of which Mr. Petrini is co-trustee with his wife Joan and 50,358 shares of Common Stock held by Delta Saloon Profit Sharing Plan of which Mr. Petrini is trustee.

(3)	Consists of 443,999 shares of Common Stock held by the Julius and Joanne Ballardini Family Trust Dated 4/14/92 of which Mr. & Mrs. Ballardini are trustees.

Beneficial Ownership of Capital Stock by Directors and Management

The following table sets forth certain information known to Specialty Trust with respect to beneficial ownership of the Company’s Capital Stock as of December 31, 2004, by each director and by all directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

	Beneficial Ownership
Name of Beneficial Owner	of Capital	Stock (1)
	Number	Percent
Nello Gonfiantini III (2)	643,932	7.78%
Grace Caudill	17,784	*
Stephen V. Novacek (3)	22,271	*
Ernest Martinelli (4)	202,000	2.44%
Harvey Fennell (5)	87,449	1.06%
Mark Combs (6)	2,228	*
Steve Johnson (7)	50,500	.61%
Nazir Ansari (8)	514	*
Tanya McCaffery	0	*

All Directors and Executive Officers as a Group (9 persons)	1,026,678	12.41%

*	Less than one percent.

(1)	Assuming no exercise of the non-employee director options (except by the Security holder named, separately).

(2)	Consists of 600,750 shares of Common Stock held in the Nello Gonfiantini III 1981 Trust of which Nello Gonfiantini III is trustee, 43,182 shares of Common Stock held by Gonzo Properties of which Nello Gonfiantini III is a partner, but does not include shares of Common Stock beneficially owned by persons related by blood or marriage to Mr. Gonfiantini with respect to which he has neither voting nor investment power.

(3)	Consists of 22,271 shares of Common Stock held in the Novecek/Gruenewald 2002 Trust, which Mr. Novacek is co-trustee.

(4)	Consists of 152,000 shares of Common Stock held in the Ernest Martinelli Family Trust of which Mr. Martinelli is trustee, and 50,000 shares of Common Stock held in the Martinelli Family Partnership of which Mr. Martinelli is a partner.

(5)	Consists of 40,644 shares of Common Stock held in the Harvey and Nancy Fennell Family Trust of which Mr. Fennell is co-trustee and 46,805 shares of Common Stock held in the Dickson Realty Profit Sharing Plan of which Mr. Fennell is co-trustee.

(6)	Consists of 2,228 shares of Common Stock held in the Mark and Fianna Combs Family Trust, which Mr. Combs is co-trustee.

(7)	Consists of 13,090 shares of Common Stock held in the Steve S. Johnson Family Trust, 18,705 shares of Common Stock held by Andrew S. Johnson and 18,705 shares of Common Stock held by Riley S. Johnson, for all of which Mr. Johnson is co-trustee.

(8)	Consists of 514 shares of Common Stock held in the Ansari Family Trust, which Dr. Ansari is co-trustee.

The information required by Item 12 with respect to equity compensation plans is contained herein in Item 5 of this report under the caption “Equity Compensation Plans”

Item 13. Certain Relationships and Related Transactions

The Manager

Specialty Financial serves as the Company’s manager and is responsible for loan originations, loan servicing and the Company’s day-to-day operations. Mr. Gonfiantini, a director and the Company’s sole executive officer, is also an executive officer, director and the sole stockholder of Specialty Financial. The Company has no separate employees from the Manager and it shares its facilities. The Company has no ownership interest in the Manager. Specialty Financial has significant operating discretion as to the implementation of the Company business strategy and policies.

Administrative Services Provided by the Manager

Specialty Financial, as Manager, is responsible for the Company’s day-to-day operations and performs such services and activities relating to the assets and operations of Specialty Trust (the “Company”) as may be appropriate, including:

(i)	representing the Company in connection with the origination or purchase of mortgage loans;

(ii)	in accordance with the directions of the Board of Directors, investing or reinvesting any money of the Company;

(iii)	furnishing reports and statistical and economic research to the Company regarding the Company’s real estate lending activities and the performance of its portfolio of mortgage loans;

(iv)	administering the day-to-day operations of the Company and performing administrative functions necessary in the management of the Company, including the collection of revenues, the payment of the Company’s expenses, debts and obligations and the maintenance of appropriate computer services to perform such administrative functions;

(v)	counseling the Company in connection with policy decisions to be made by the Board of Directors;

(vi)	assisting the Company in its use of leverage to finance mortgage loan acquisitions;

(vii)	overseeing the servicing of the Company’s mortgage loans;

(viii)	establishing underwriting, appraisal and quality control procedures for the mortgage loans of the Company;

(ix)	conducting a legal document review of each mortgage loan acquired to verify the accuracy and completeness of the information contained in the mortgage loans, security instruments and other pertinent documents in the mortgage file;

(x)	providing the Company with data processing, legal and administrative services to the extent required to implement the business strategy of the Company;

(xi)	providing all actions necessary for compliance by the Company with all federal, state and local regulatory requirements applicable to the Company in respect of its business activities, including preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings;

(xii)	providing all actions necessary to enable the Company to make required federal, state and local tax filings and reports and generally enable the Company to maintain its status as a REIT, including soliciting stockholders for required information to the extent required by the REIT Provisions of the Code;

(xiii)	communicating on behalf of the Company with the stockholders of the Company as required to satisfy any reporting requirements and to maintain effective relations with such stockholders; and

(xiv)	performing such other services as may be required from time to time for management and other activities relating to the assets of the Company as the Board of Directors shall reasonably request or the Manager shall deem appropriate under the particular circumstances.

The Manager may enter into subcontracts with other parties to provide any such services.

Management Agreement Compensation

Under the management agreement, the Manager will receive, beginning January 1, 2004:

(a)	A monthly base management fee at a per annum rate equal to one-half of one percent applied to the mortgage asset portfolio at the end of the preceding calendar quarter.

(b)	An incentive fee for each fiscal quarter equal to 50% of the taxable income of Specialty Trust, before deduction of such incentive fee, in excess of an annualized Threshold Return for the quarter. Threshold Return is a target percentage rate of return to be set by mutual agreement between the Manager and the Company for each calendar year beginning with 2004. The Threshold Return for 2004 has been set at 12%. Taxable income and net worth are calculated as described above under the discussion of incentive compensation for prior periods.

For the year ended December 31, 2004, the Company incurred base management fees of $491,140. For the years ended December 31, 2004, 2003 and 2002 the Company incurred management incentive fees of $0, $391,579 and $314,249, respectively.

Servicing Fee

Loan Servicing Fee. As part of the servicing fee, one-half of one percent of the total mortgage loan portfolio is paid to the Manager as a loan-servicing fee. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from the borrower. Payment of this fee, in effect, lowers the yield on the Company’s mortgage loans. An undue emphasis on increasing the size of the mortgage loan portfolio, thereby increasing the Manager’s compensation, could result in the acquisition of riskier or more speculative loans.

For the years ended December 31, 2004, 2003 and 2002 the Company incurred loan-servicing fees of $457,424, $455,923 and $361,224 respectively.

Loan Origination and Extension Fees

Origination and Extension Fee. The first 2.5% (2 1/2 points) of any origination and extension fees (points) collected from the borrower is paid to the Manager as part of the initial funding of the loan. The size of the mortgage origination and extension fees are market driven but may vary and may have a direct impact upon the interest rate the borrower is willing to pay and, therefore, on the interest income the Company would receive from the loan.

For the years ended December 31, 2004, 2003 and 2002, the Manager retained loan origination fees of $2,894,828, $2,259,153 and $1,610,059 respectively.

Late Payment Charges

Late Payment Charges. Any loan payment which is past due 10 days may be charged a late payment charge of 10% of the total payment. Late payment charges are received directly by the Manager from the borrower. The late fee may be waived at the discretion of the Company’s Manager.

For the years ended December 31, 2004, 2003 and 2002 the Manager retained late charges of $49,842, $11,685, and $9,295 respectively.

Other Expenses

The operating expenses required to be borne by the Manager include compensation and other employment costs, the cost of office space and equipment and all other administrative expenses incurred in the Company’s day-to-day operations. Those expenses do not include debt service or taxes. While most costs are paid through the Manager from fees earned by the Manager, Management does pay directly certain REIT-related expenses such as directors’ fees and legal and accounting fees. There are no caps or ceilings on any category of fees, compensation or other expenses payable by the Company except for compensation payable to the Manager and expenses to be borne by the Manager as described above.

Transactions with Management and Others

Specialty Financial serves as the Company’s Manager and is responsible for loan originations, loan servicing and its day-to-day operations. Mr. Gonfiantini, a director and our sole executive officer, is also an executive officer, director and the sole stockholder of Specialty Financial. The Company has no separate employees from the Manager and the Company shares its facilities. The Company has no ownership interest in the Manager. Specialty Financial has significant operating discretion as to the implementation of the Company’s business strategy and policies.

Term and Termination

The management agreement had an initial term of three years beginning January 30, 1998 and is renewed automatically for successive one-year periods unless the Company timely delivers a notice of non-renewal. Upon non-renewal of the management agreement without cause, a termination fee will be payable to the Manager in an amount equal to the greater of (i) the fair value of the management agreement as established by an independent appraiser, or (ii) 4% of the mortgage loan portfolio of Specialty Trust. At December 31, 2004, 4% of our mortgage loan portfolio would be approximately $3.8 million. In addition, the Company has the right to terminate the management agreement at any time for cause. A majority of the Company’s unaffiliated directors (currently 6 of 7 directors are unaffiliated) may determine that the Manager has violated the management agreement in a material respect and, after notice and an opportunity to cure, terminate the agreement. Upon such a termination for cause, no termination fee will be payable to the Manager.

Collateralized Notes

In previous years, there were several related parties who held collateralized notes with Specialty Trust. As of December 31, 2004, there were no related parties who owned collateralized notes.

Item 14. Principal Accountant Fees and Services

The aggregate fees and expenses billed by KPMG LLP for professional services rendered for the fiscal years ended December 31, 2004 and 2003 are set forth below.

	2004	2003
Audit fees	$126,000	$115,422
Audit related fees	$-0-	$-0-
Tax fees	$29,100	$27,090
All other fees	$2,675	$10,815

Audit fees were for the audits of the Company’s annual consolidated financial statements, review of Form S-11 in 2004 and 2003, and 8-K termination letters, review of the financial statements included in the Company’s quarterly reports on Form 10-Q, and other assistance required to complete the year-end audits.

Tax fees were for services rendered related to tax compliance and reporting.

All other fees were rendered for general consulting relating to foreclosure properties and dividends distributions.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Document

3.1*	Articles of Incorporation

3.3*	Bylaws

3.3.1*	Amendment to Bylaws

4.1**	Indenture dated as of January 1, 2001 between Specialty Mortgage Trust, Inc. and Bankers Trust Company of California, a national banking association, as Trustee

4.1at	Supplement No. 1 to Indenture

4.1btt	Supplement No. 2 to Indenture

10.1*	Amended and Restated Management Agreement

10.1.2+	Second Amended and Restated Management Agreement

10.2*	Master Loan Participation Agreement

10.2.1+	Amendment No.1 to Master Loan Participation Agreement

11.1	Schedules IV for the years ended December 31, 2004, 2003 and 2002

21	Subsidiaries of the Registrant

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration No. 333-44860) filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on August 30, 2000.

**	Incorporated by reference to the correspondingly numbered exhibit to the Form 8-K filed by Specialty Mortgage Trust, Inc. with the Securities and Exchange Commission on February 2, 2001.

[t]	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration Statement No. 333-86972) filed by Specialty Trust, Inc. with the Securities and Exchange Commission on April 25, 2002.

tt	Incorporated by reference to the correspondingly numbered exhibit to the Registration Statement on Form S-11 (Registration Statement No. 333-86972) filed by Specialty Trust, Inc. with the Securities and Exchange Commission on July 28, 2003.

+	Incorporated by reference to the correspondingly numbered exhibit to the Form 10-K Annual Report for 2003 filed by Specialty Trust, Inc. with the Securities and Exchange Commission on March 30, 2004.

SPACE INTENTIONALLY LEFT BLANK

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECIALTY TRUST, INC.

Dated: March 29, 2005	By:	/s/ Nello Gonfiantini III

Nello Gonfiantini III Chairman and President

(Signed in the capacity of (i) duly authorized officer of the registrant

Dated: March 29, 2005	By:	/s/ Tanya M. McCaffery

Tanya M. McCaffery Interim Chief Financial Officer

(Signed in the capacity of (i) duly authorized officer of the registrant and (ii) Principal Financial Officer of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nello Gonfiantini, III	Nello Gonfiantini, III	March 29, 2005
Chairman of the Board
President

/s/ Grace C. Caudill	Grace C. Caudill	March 29, 2005
Secretary

/s/ Tanya M. McCaffery	Tanya M. McCaffery	March 29, 2005
Interim Chief Financial Officer
Principal Accountant

/s/ Stephen V. Novacek	Stephen V. Novacek	March 29, 2005
Director

/s/ Ernest Martinelli	Ernest Martinelli	March 29, 2005
Director

/s/ Harvey Fennell	Harvey Fennell	March 29, 2005
Director

/s/ Mark Combs	Mark Combs	March 29, 2005
Director

/s/ Steve Johnson	Steve Johnson	March 29,2005
Director

/s/ Nazir Ansari	Nazir Ansari	March 29,2005
Director

SPECIALITY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
For Inclusion in Form 10-K
Annual Report Filed with
Securities and Exchange Commission
December 31, 2004

SPECIALITY TRUST INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SPECIALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,

	2004	2003
ASSETS
ASSETS
Cash and Cash Equivalents	$14,879,417	$2,593,407
Restricted Cash	1,001,536	—
Accrued Interest Receivable	1,175,049	875,474
Accounts Receivable	68,578	70,313
Land Held for Residential Development	1,879,432	2,377,457
Real Estate Owned (Held for Sale)	9,621,495	7,913,160
Mortgage Loans Held for Investment, net of allowance for loan losses of $1,130,138 and $1,424,256 and unearned discount of $112,625 and $103,966 at December 31, 2004 and 2003, respectively	93,350,933	94,081,942
Other Assets	159,628	546,941

Total Assets	$122,136,068	$108,458,694

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Dividends Payable	$2,274,946	$2,305,444
Accounts Payable – Related Party	61,233	119,284
Accounts Payable and Accrued Expenses	198,043	326,844
Accrued Interest Payable	65,475	56,952
Deferred Revenue and Other Liabilities	—	113,400
Collateralized Notes	41,242,610	31,881,866
Collateralized Notes — Related Party	—	1,528,413

Total Liabilities	$43,842,307	$36,332,203

STOCKHOLDERS’ EQUITY
Common Stock; $0.01 par value; 50,000,000 Shares authorized; 8,272,529 and 7,684,813 Issued and outstanding as of December 31, 2004 and 2003, respectively	$82,725	$76,848
Additional Paid-in Capital	77,432,753	71,828,838
Retained Earnings	778,283	220,805

Total Stockholders’ Equity	78,293,761	72,126,491

Total Liabilities and Stockholders’ Equity	$122,136,068	$108,458,694

See accompanying notes to consolidated financial statements.

SPECIALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years ended December 31,

	2004	2003	2002
Revenues
Interest and Dividend Income
Mortgage Loans	$11,876,292	$11,674,776	$9,669,335
Cash Accounts	161,358	1,951	57,325

Total Interest and Dividend Income	12,037,650	11,676,727	9,726,660

Interest Expense
Lines of Credit	3,513	342,949	37,737
Notes Payable – Related Parties	—	—	4,623
Collateralized Notes	2,145,834	1,398,882	786,206

Total Interest Expense	2,149,347	1,741,831	828,566

Net Interest and Dividend Income	9,888,303	9,934,896	8,898,094
(Reversal of Provision)/Provision for Loan Losses	(34,118)	25,137	795,255

Net Interest and Dividend Income after (Reversal of Provision)/Provision for Loan Losses	9,922,421	9,909,759	8,102,839

Real Estate Owned Gain/(Loss)	733,728	(84,998)	—
Rental and Other Income	68,559	32,813	64,754

Net Revenues	10,724,708	9,857,574	8,167,593

Expenses
General and Administrative	824,204	594,122	480,995
Management and Directors’ Fees (including incentive compensation bonus)	645,279	527,613	390,903
Other Expenses	142,265	483,094	150,988

Total Expenses	1,611,748	1,604,829	1,022,886

NET EARNINGS	$9,112,960	$8,252,745	$7,144,707

Basic Earnings Per Share	$1.14	$1.11	$1.02

Diluted Earnings Per Share	$1.13	$1.10	$1.01

See accompanying notes to consolidated financial statements.

SPECIALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years ended December 31,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2002	6,822,703	$68,227	$64,957,811	$—	$65,026,038
Comprehensive income:
Net earnings	—	—	—	7,144,707	7,144,707
Stock options exercised	32,684	327	104,267	—	104,594
Non-employee stock option Expense	—	—	81,013	—	81,013
Dividends Reinvested on Common Stock	327,617	3,276	3.600,514	—	3,603,790
Dividends declared on Common Stock ($1.20)	—	—	(1,295,744)	(7,144,707)	(8,440,451)

Balance, December 31, 2002	7,183,004	$71,830	$67,447,861	$—	$67,519,691

Net Earnings and Comprehensive income	—	—	—	8,252,745	8,252,745

Stock Options Exercised	19,503	195	47,318	—	47,513

Dividends Reinvested on Common Stock	476,306	4,763	5,234,600	—	5,239,363

Stock Granted	6,000	60	65,940		66,000

Dividends Declared on Common Stock ($1.20)	—	—	(966,881)	(8,031,940)	(8,998,821)

Balance, December 31, 2003	7,684,813	$76,848	$71,828,838	$220,805	$72,126,491

SPECIALTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME – Continued
Years ended December 31,

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2003	7,684,813	$76,848	$71,828,838	$220,805	$72,126,491

Net Earnings and Comprehensive income				9,112,960	9,112,960

Stock Options Exercised	33,163	332	213,838	—	214,170

Dividends Reinvested on Common Stock	548,553	5,485	6,028,605	—	6,034,090

Stock Granted	6,000	60	65,940	—	66,000

Dividends Declared on Common Stock ($1.15)			(704,468)	(8,555,482)	(9,259,950)

Balance, December 31, 2004	8,272,529	$82,725	$77,432,753	$778,283	$78,293,761

See accompanying notes to consolidated financial statements.

SPECIALTY TRUST INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2004	2003	2002
Cash Flows from Operating Activities:
Net Earnings	$9,112,960	$8,252,745	$7,144,707
Adjustment to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization	355,885	57,347	91,135
(Reversal of Provision)/Provision for Loan Losses	(34,118)	25,137	795,255
Amortization of Loan Points on Mortgage Loans	(90,091)	(91,521)	(68,628)
Non-cash Stock Compensation	66,000	66,000	81,013
(Gain)/Loss on Sale of Real Estate Owned, net	(733,728)	84,998	(32,776)
Changes in Assets and Liabilities:
Unearned Discounts	98,750	75,000	—
Accrued Interest Receivable	(299,575)	5,998	(287,028)
Other Assets and Accounts Receivable	33,163	(85,277)	(93,604)
Deferred Revenue and Other Liabilities	(10,500)	10,500	—
Accounts Payable (including Related Party) and Accrued Interest Payable	(178,329)	64,007	323,141

Net Cash Provided by Operating Activities	8,320,417	8,464,934	7,953,215

Cash Flows from Investing Activities:
Investment in Real Estate Owned	(1,472,035)	(298,576)	—
Proceeds from Sales of Real Estate Owned	2,513,517	3,176,346	473,022
Investment in Land Held for Residential Development	(212,636)	(197,438)	(231,807)
Proceeds on Land Held For Residential Development	710,661	268,560	565,943
Purchase of Mortgage Loans Held for Investment	(113,365,118)	(86,070,063)	(70,550,293)
Principal Repayments of Mortgage Loans Held for Investment	112,002,597	76,480,299	46,900,431

Net Cash Provided by/(Used in) Investing Activities	176,986	(6,640,872)	(22,842,704)

Cash Flows from Financing Activities:
Proceeds from Common Stock Options Exercised	214,170	47,513	104,594
Deposits paid out relating to Common Stock Transactions	—	—	(1,003,200)
Cash Dividends Paid	(3,256,358)	(3,608,915)	(4,728,571)
Net (payments)/ proceeds on Line of Credit	—	(9,336,000)	9,336,000
Proceeds on Collateralized Notes	44,650,000	18,976,326	15,458,602
Interest Reinvested in Collateralized Notes	1,562,612	1,128,357	683,056
Principal Payments on Collateralized Notes	(38,380,281)	(6,465,435)	(5,846,068)
Debt Issuance Costs	—	(65,185)	(84,429)
Increase in Restricted Cash	(1,001,536)	—	—

Net Cash Provided by Financing Activities	3,788,607	676,661	13,919,984

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,286,010	2,500,723	(969,505)

Cash and Cash Equivalents at Beginning of Year	2,593,407	92,684	1,062,189

Cash and Cash Equivalents at end of Year	$14,879,417	$2,593,407	$92,684

SPECIALTY TRUST INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
Years ended December 31,

	2004	2003	2002
Supplemental Cash Flow Information:
Cash paid for interest	$578,212	$1,722,402	$807,742

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Mortgage Loan Foreclosure Transfer to Real Estate Owned	$2,378,989	$10,224,992	$1,883,000
Dividends Declared but Not Paid	$2,274,946	$2,305,444	$2,154,901
Dividends Reinvested for Common Stock	$6,034,090	$5,239,363	$3,603,790
Reclassification of Allowance For Loan Losses to Real Estate Owned	$260,000	$250,000	—
Charge-off of Accrued Interest	—	$166,457	—
Note Received For Sale of Foreclosed Property	—	$125,000	—
Accrued Interest Transferred to Real Estate Owned	—	$75,936	—

Mortgage Loans issued to facilitate sale of real estate owned:
Investment in Real Estate Owned	—	—	$933,000
Deferred Revenue	—	—	$102,900
Mortgage Loans	—	—	$1,035,900

See accompanying notes to consolidated financial statements.

SPECIALTY TRUST INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

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

The consolidated financial statements for the year ended December 31, 2004, include the accounts of the Company and its wholly owned subsidiaries, Specialty Acquisition Corporation (SAC), a taxable REIT subsidiary and Specialty Acquisition Corporation II (SAC II), a Qualified REIT subsidiary. SAC was formed on May 2, 2002 to enable the Company to perform development activities to land it foreclosed upon (Note 2), and to maintain the Company’s qualified REIT status. SAC II was formed as a Qualified REIT subsidiary for a particular piece of REO property acquired through foreclosure during 2003. All inter-company accounts and transactions have been eliminated upon consolidation.

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

Advertising

The Company expenses the costs of advertising as incurred. Total advertising expense for the years ended December 31, 2004, 2003 and 2002 was $126,220, $176,811 and $7,080, respectively.

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

The Company follows the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 114 “Accounting by Creditors for Impairment of a Loan”, and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”. Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company generally obtains a third party appraisal on the underlying collateral for impaired loans to determine the amount of impairment, if any. SFAS No. 118 clarifies interest income recognition and disclosures of SFAS No. 114.

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

Deferred Charges

Deferred charges are costs associated with origination of collateralized notes, which are amortized by the effective interest method over the contractual life of the related obligation. As a result of the deregistration of the collateralized note program resulting in no additional collateralized notes being available for public sale as discussed in Footnote 7, the unamortized debt offering costs of $355,885 were fully amortized in 2004.

Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average common shares and potentially dilutive securities outstanding during the period. For the diluted EPS calculation, the weighted average common shares and potentially dilutive securities outstanding include the average number of shares of common stock outstanding adjusted for the dilutive effect of unexercised stock options using the treasury method. No potentially dilutive securities are included in the computation of any diluted per share amount for a period in which a net operating loss is reported.

Allowance for Loan Losses

The Company maintains an allowance for loan losses on mortgage loans. Additions to the allowance are based on an assessment of certain factors including, but not limited to, review of collateral values, borrower payment ability and general economic conditions. Additions or reductions to the allowance are provided through a charge or recovery to earnings, respectively. Loans are charges against the allowance for loan losses when Management believes that the collectablity of the principal is unlikely. Subsequent recoveries of amounts previously charged off are added back to the allowance.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to the adequacy of the allowance for loan losses and valuation of real estate owned and land held for residential development as well as contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The one accounting estimate that materially affects the financial statements is the allowance for loan losses.

Income Taxes

The Company believes it has qualified as a REIT and generally is not subject to Federal income taxes on the portion of taxable income which is distributed to its stockholders. The Company is, however, subject to Federal income taxes for taxable income not distributed.

Taxable income that is distributed is taxable to the stockholders as ordinary income.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of financial statements included in the following categories:

(a)	Cash and Cash Equivalents. The carrying amount approximates fair value because of the relatively short maturity of these instruments.

(b)	Mortgage Loans Held for Investment Including Accrued Interest Receivable and Accounts Receivable. The carrying value of these instruments approximates the fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

(c)	Lines of Credit and Collateralized Notes. The fair value of the Company’s lines of credit and collateralized notes are estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value approximates the carrying value of the Company’s lines of credit given the variable interest rate of the lines of credit. The fair value of the collateralized notes approximates carrying values due to their short-term nature.

(d)	Accounts Payable and Accrued Expenses, Accounts Payable – Related Party, and Accrued Interest Payable. Due to the short-term nature of the balance sheet items, the fair market value approximates the carrying value of these liabilities.

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

FASB Interpretation No. 46, revised December 2003 (FIN 46R), “Consolidation of Variable Interest Entities” addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (VIEs), that was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), which addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’ allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company currently does not have any VIEs.

NOTE 2. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentrations of credit and market risk include cash, letters of credit and mortgage loans.

The Company maintains cash deposit accounts in banks, which, at times, may exceed Federally insured limits.

The Company entered into an irrevocable standby letter of credit for $389,199 to the City of Sparks as a requirement by the City to guarantee completion by the Company of offsite improvements on the land held for residential development. Once the offsite improvements are completed, which is anticipated to be before the end of 2005, the funds securing the letter of credit will be released back to the Company.

Substantially all of the loans purchased by the Company are fixed rate loans secured by the first deed of trust on commercial, land, nonconforming, and multi-family properties. Maturities on the mortgage loans range from one to three years.

Concentration of mortgage loans exists in Arizona and northern Nevada of approximately 58% and 25%, respectively, as of December 31, 2004. As such, the Company has a significant geographic concentration of credit risk that may be adversely affected by periods of economic decline.

Concentration of mortgage loan products exists primarily in land loans. As such, the Company has a significant product concentration of credit risk that may be adversely affected by periods of economic decline. The following table illustrates the concentration percentages by product type:

As of December 31,

	2004		2003

Residential Land	27,130,822	29%	$72,555,016	76%
Construction	24,455,450	26%	18,989,693	20%
Commercial Land	14,209,500	15%	—	—
Other non conforming Single Family and Multi-Family Land	28,797,924	30%	4,065,455	4%

	94,593,696	100%	$95,610,164	100%

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

The following table illustrates the scheduled maturities of mortgage loan investments subsequent to December 31, 2004:

Maturity	Amount
2005	28,904,380
2006	49,589,316
2007	16,100,000

$94,593,696

Group concentration of credit risk exists in borrowers of mortgage loans. At December 31, 2004 and 2003, 55% and 38%, respectively, of mortgage loans were concentrated in multiple loans to five borrowers. The amount of loss is limited to the recorded amounts of the loans of $52,131,842 and $36,743,049 at December 31, 2004 and 2003, respectively. Multiple loans to one borrower or to related entities generally contain cross default provisions. At December 31, 2004, there were no loans with cross default provisions in excess of 10% of the portfolio. At December 31, 2003, there was one loan with a cross default provision in excess of 10% of the portfolio. As of December 31, 2004, the portfolio contained one loan totaling $10,800,000, which exceeded 10% of total mortgage loans. Additionally, one borrower had loans totaling $20,144,450, which exceeded 10% of total mortgage loans at December 31, 2004. As such, the Company has a significant borrower concentration of credit risk that may be adversely affected by periods of economic decline. The significant borrower concentration of credit risk related to the top 10 borrowers of the portfolio represent approximately 82% and 92% of the portfolio, as of December 31, 2004 and 2003, respectively. The amount of loss is limited to the recorded amounts of the loans of $77,239,842 and $88,096,854 at December 31, 2004 and 2003, respectively.

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

SAC receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. SAC is not obligated for any future costs of the Project once a completed lot is delivered to the homebuilder. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduced SAC’s investment in the land held for residential development. Upon the sale of completed homes by the homebuilder to an independent third-party, SAC records proceeds as a reduction to land held for residential development as Phases I and II of the development are expected to result in minimal profit. SAC will recognize profit equal to its share of the profits realized and received from home sales to the extent profit projections change and may record a provision for income taxes if SAC is anticipated to generate taxable income for the year.

On June 20, 2003, the homebuilder neglected to exercise his option to purchase Phase III of the Project. The Company has subsequently listed the property for sale.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete the lots, SAC incurred site mapping and other engineering costs and real estate taxes, and insurance fees, all of which were capitalized. Forty-four homes were sold during the fiscal year ended December 31, 2004 leaving eighteen homes to sell in Phases I and II as well as the Phase III land. During the year ended December 31 2003, fourteen homes were sold. The following provides a roll-forward of this account:

Balance at December 31, 2002	2,448,579
Capitalized Costs	197,438
Net proceeds from sale of homes	(268,560)

Balance at December 31, 2003	$2,377,457
Capitalized costs	212,636
Net proceeds from sale of homes	(710,661)

Balance at December 31, 2004	$1,879,432

NOTE 4. REAL ESTATE OWNED (HELD FOR SALE)

As of December 31, 2004 and 2003, real estate owned totaled $9.6 and $7.9 million, respectively. The properties acquired were as follows:

•	A personal residence in Telluride, Colorado acquired in September of 2003 with a loan balance of approximately $1.7 million. The Company has incurred approximately $1.5 million in costs to prepare the personal residence for sale all of which was capitalized to Real Estate Owned.

•	Two parcels of raw land in Mesquite, Nevada acquired in August of 2003 with loan balances of approximately $2.6 million and $2.5 million. Significant portions of this land were sold on various dates in 2004 resulting in gains of approximately $414,000.

•	A commercial property located in Las Vegas, Nevada acquired in August of 2002 with a loan balance of $950,000. This property was sold in July of 2004 resulting in gain on sale of approximately $217,000.

•	A personal residence in Castle Rock, Colorado acquired in July of 2004 with a loan balance of approximately $2.4 million.

During the year ended December 31, 2004, the Company had write-downs of $260,000 related to the Castle Rock, Colorado property foreclosure.

NOTE 5. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage Loan Products

The Company has four mortgage loan products consisting of land, construction, commercial building and other. Substantially all mortgage loans have similar effective interest rates ranging from 12.25% to 17.50%. Revenue by product will fluctuate based upon relative balances during the period. Due to the similar nature of the effective interest rates, the Company does not compile and report revenues by product type. See Note 2 (Financial Instruments and Concentrations of Credit Risk) for a table that sets forth balances by mortgage loan product type.

Under existing loans, the Company is required to fund additional loan amounts totaling $3,647,385 as of December 31, 2004. Of the mortgage loans outstanding as of December 31, 2004, approximately 76% are collateralized by first deeds of trust, while the remaining loans are collateralized by second deeds of trust and partnership interests.

NOTE 5. MORTGAGE LOANS HELD FOR INVESTMENT (CONTINUED)

Allowance for Loan Losses

The Company sets aside an allowance for loan losses through periodic charges to earnings. While there exists probable asset quality problems in the loan portfolio, Management believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at December 31, 2004 and 2003. During the years ended December 31, 2004, 2003 and 2002, the Company has recorded a (reversal of provision)/provision for loan losses of $(34,118), $25,137, $ and $795,255, respectively.

At December 31, 2004 and 2003, Collateralized Notes were secured by $41,520,795 and $52,036,733, respectively, of mortgage loans pledged as collateral. The Company was under-collateralized as of December 31, 2004 due to the timing of a loan sale. The under-collateralization was cured in January 2005.

The following table presents a roll forward of the allowance for loan loss:

Balance at January 1, 2002	$1,020,321
Provision for Loan Losses	795,255
Charge Offs	—

Balance at December 31, 2002	$1,815,576
Provision for Loan Losses	25,137
Charge Offs	(416,457)

Balance at December 31, 2003	$1,424,256
Reversal of Provision for Loan Losses	(34,118)
Charge Offs	(260,000)

Balance at December 31, 2004	$1,130,138

Delinquent Loans

At December 31, 2004, the Company had two loans that were at least 30 days past due totaling approximately $5.5 million in principal and accrued interest. In accordance with its revenue recognition policy, Management has accrued the delinquent interest on these loans.

At December 31, 2003, the Company had three loans that were 153 to 364 days past due, totaling approximately $6.6 million in principal and accrued interest. The Company accrued interest on these three loans until the loans were 90 days past due; however, in accordance with its revenue recognition policy, the Company ceases to accrue additional interest income if these loans become 90 days past due. Accrued interest recorded during the 90-day period remains accrued if Management determines that the underlying collateral supports recovery of the Notes, principal and accrued interest. The accrued interest on one delinquent loan was reversed because Management determined that the underlying collateral did not support recovery of the interest. The accrued interest recorded on the other delinquent loans at December 31, 2003 was approximately

$91,000. Management has evaluated the collectability of these delinquent loans in light of the types and dollar amounts of the loans, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan and determined that amounts are collectible.

NOTE 6. BANK LINES OF CREDIT

At December 31, 2004, the Company had two committed lines of credit. The first line of credit allows the Company to borrow up to $6.5 million and matures June 15, 2005. The second line of credit allows the Company to borrow up to $7.0 million and matures on October 15, 2005. Both lines bear interest at the bank’s prime rate (5.25% at December 31, 2004). As of December 31, 2004, the Company had not assigned collateral to these lines and therefore the available and outstanding amounts on the lines were zero. Lines of credit all contain renewal options for a nominal fee and Management anticipates they will renew these lines. All lines of credit are collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants. Such covenants include restrictions on (i) any change in business activities from those the Company are presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, (ii) maximum debt-to-equity ratio, (iii) fixed charge coverage ratio, (iv) interest coverage ratio, and (v) a maximum allowable for lines of credit of $20 million. The Company was in compliance with these covenants as of December 31, 2004.

NOTE 7. COLLATERALIZED NOTES

As of August 5, 2004, Post Effective Amendment No. 2 to the Company’s registration statement was declared effective by the Securities and Exchange Commission (SEC) changing the amount of collateralized notes available for sale to $189,521,000 (including amounts remaining unsold under the prior registration) from the original $250,000,000 which had been declared effective by the SEC on January 18, 2001. The collateralized notes are secured by mortgage loans at least one and one half times the aggregate principal amount outstanding on the collateralized notes. If there are not sufficient, qualifying mortgage loans in the loan portfolio to attain the required collateral levels, the Company is required to pledge restricted cash to the trustee of the notes in order to collateralize the notes at the required level. As of December 31, 2004 total restricted cash of approximately $1 million was pledged to the trustee.

The outstanding collateralized notes have maturities ranging from three months to five years from the date of issue and bear fixed rates of interest ranging from 3.25% to 7.50% at December 31, 2004, however, all of the collateralized notes will be redeemed by June 2005 as a result of the deregistration of the collateralized note program. Therefore, all of the collateralized notes have been disclosed as maturing in 2005. As of December 31, 2004, $41,242,610 of these notes were outstanding.

The effective yield of collateralized notes outstanding at December 31, 2004 and 2003 was 5.77% and 5.58%, respectively. At December 31, 2004 and 2003, the collateralized notes were secured by approximately $42.5 million and $52 million, respectively, of mortgage loans and restricted cash pledged as collateral.

In November 2004, the Company’s Board of Directors determined that continuing the Company’s publicly offered collateralized note program would subject the Company to significant costs and expenses, including costs of complying with the Sarbanes-Oxley Act of 2002, that would exceed the benefits derived from the public issuance of the notes. As a result, the Board directed that the public collateralized note program be terminated. On December 15, 2004, Post Effective Amendment No. 3 to the Company’s registration statement was declared effective by the Securities and Exchange Commission (“SEC”) thereby deregistering $165,915,000 collateralized notes which represented all of the remaining registered but unsold collateralized notes. The Company expects to be able to begin offering collateralized notes on a private basis in June 2005.

The following table reflects the maturities of collateralized notes as of December 31, 2004:

Maturity Year	Amount
2005	$41,242,610

SPACE INTENTIONALLY LEFT BLANK

NOTE 8. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED)

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
(In thousands, except per share amount)
Interest and dividend income	$2,697	$2,765	$3,269	$3,307
Interest expense	477	512	549	611

Net interest/ dividend income	2,220	2,253	2,720	2,696

Rental and Other Income and Gain/(Loss) on REO	35	34	320	413
Provision/(Reversal of Provision) for Loan Loss	23	58	(176)	61
General and Administrative	167	124	216	317
Management and Directors Fees	187	149	159	150
Other Expenses	104	106	(79)	12

Net Earnings	$1,774	$1,850	$2,920	$2,569

Net Earnings per share – Basic	$.23	$.23	$.36	$.32

Net Earnings per share – Diluted	$.23	$.23	$.36	$.31

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
(In thousands, except per share amount)
Interest and dividend income	$2,836	$2,910	$2,905	$3,026
Interest expense	395	450	451	445

Net interest/ dividend income	2,441	2,460	2,454	2,581

Rental and Other Income and Gain/(Loss) on REO	1	(157)	53	51
Provision/(Reversal of Provision) for Loan Loss	62	421	(359)	(98)
General and Administrative	87	168	138	201
Management and Directors Fees	192	72	108	155
Other Expenses	56	228	174	26

Net Earnings	$2,045	$1,414	$2,446	$2,348

Net Earnings per share – Basic	$0.28	$0.19	$0.32	$0.32

Net Earnings per share – Diluted	$0.28	$0.19	$0.32	$0.31

NOTE 9. EARNINGS PER SHARE

Following is a reconciliation of earnings per share (in thousands, except per share amounts):

For the years ended December 31,

	2004	2003	2002
Basic:

Net Earnings Applicable to Common Stock	$9,113	$8,253	$7,145

Weighted Average Number of Shares – Basic	8,028	7,463	7,033

Earnings Per Share – Basic	$1.14	$1.11	$1.02

	2004	2003	2002
Diluted:

Net Earnings for Diluted Earnings Per Share	$9,113	$8,253	$7,145

Weighted Average Number of Shares – Basic	8,028	7,463	7,033

Additional Shares due to dilutive Stock Options	9	23	39

Weighted Average Number of Shares – Diluted	8,037	7,486	7,072

Earnings Per Share – Diluted	$1.13	$1.10	$1.01

Stock Options not included because they were antidilutive	—	—	—

NOTE 10. STOCK OPTIONS

In October 1997, the Company adopted the 1997 Executive and Non-Employee Director Stock Option Plan (the Plan) pursuant to which 300,000 shares of the Common Stock were reserved for issuance upon the exercise of options granted. If the outstanding shares of Stock as reflected on the Company’s balance sheet exceeds 3,000,000, the total number of shares of Stock reserved and available for issuance (inclusive of shares already issued) under the Plan shall automatically be increased so as to equal 10% of the number of outstanding shares of stock. Therefore, the total number of shares of Common Stock, which are available for issuance upon the exercise of options granted, was 827,253. Options granted may be designated as either (a) incentive stock options (ISO’s) under the Internal Revenue Code of 1986, as amended, at an exercise price equal to the fair market value of the underlying stock, or (b) nonqualified options at a Board of Directors determined option price. ISO’s and nonqualified options may be granted by the Board of Directors to participating directors, officers, other employees of the Company or its Manager, agents and consultants. Fair market value is determined periodically by the Board of Directors.

On April 26, 2004, the Board of Director’s adopted, subject to the approval of the stockholders, amendments to the Specialty Trust, Inc. 1997 Executive and Non-Executive Director Stock Option Plan. The stockholders approved the amendments on June 21, 2004. The principal effect of the Plan amendments is to make an additional 515,000 shares available for grant under the Plan, limit the number of dividend equivalent rights (DERS) that may be attached to future grants to 235,350 shares and limit the number of shares of restricted stock that may be the subject of future grants to the same 235,350 shares.

25% of the shares subject to such stock options shall become exercisable on the first anniversary of the date of grant of the stock option, and an additional 25% shall become exercisable on each of the next three anniversaries of the date of grant. In general, vested options must be exercised within three months after an employee leaves the Company or

NOTE 10. STOCK OPTIONS (CONTINUED)

10 years after the stock options become vested. When options are exercised, the shares are newly issued shares and the Company is not buying back existing shares.
Presented below is a summary of the Company’s stock options and the related transactions for the years ended December 31, 2004, 2003, and 2002:

		Weighted
		Average
		Exercise
	Shares	Price
Balance at January 1, 2002	118,632	$4.65

Granted	85,000	11.00
Exercised	(32,684)	3.20
Forfeited/ expired	(11,250)	5.00

Balance at December 31, 2002	159,698	$8.30

Granted	—	—
Exercised	(19,503)	2.44
Forfeited/expired	(2,500)	5.00

Balance at December 31, 2003	137,695	$9.19

Granted	476,000	$11.00
Exercised	(33,163)	$6.46
Forfeited/expired	(48,800)	$11.00

Balance at December 31, 2004	531,732	$10.82

NOTE 10. STOCK OPTIONS (CONTINUED)

		Stock Options Outstanding		Stock Options Exercisable
		Weighted
		Average
Exercise		Contractual	Exercise		Exercise
Prices	Shares	Life	Price	Shares	Price
December 31, 2004
$0.01	6,750	2.75	$0.01	6,750	$0.01
5.00	3,982	5.58	5.00	3,982	5.00
11.00	521,000	9.66	11.00	15,000	11.00

	531,732			25,732

December 31, 2003
$0.01	14,648	3.75	$0.01	14,648	$0.01
3.15	1,200	4.58	3.15	1,200	3.15
5.00	13,047	6.00	5.00	8,422	5.00
11.00	108,800	8.64	11.00	32,550	11.00

Totals	137,695			56,820

December 31, 2002
$0.01	23,148	4.81	$0.01	23,148	$0.01
0.05	2,500	5.09	0.05	2,500	0.05
3.15	2,500	5.59	3.15	2,500	3.15
5.00	21,550	7.02	5.00	7,300	5.00
11.00	110,000	9.70	11.00	6,250	11.00

Totals	159,698			41,698

The fair value of the Company’s stock options was estimated as of the grant date using the Black-Scholes Option Pricing Model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002: Dividend yield of 12.0% for all years, expected volatility of 0.0% for all years, and an expected holding period of five years. The weighted average risk free interest rate of 1.5%, 1.8% and 2.2% was used as of December 31, 2004, 2003 and 2002, respectively. Based on these assumptions, compensation expense was $0, $0 and $81,013 for the years ended December 31, 2004, 2003, and 2002, respectively.

The weighted average fair value of options granted during each of the years ended December 31, 2004, 2003 and 2002 was $0, $0 and $81,013 respectively.

NOTE 11. RELATED PARTY

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

The management agreement had an initial term of three years beginning January 30, 1998 and is renewed automatically for successive one-year periods unless the Company timely delivers a notice of non-renewal. Upon non-renewal of the management agreement without cause, a termination fee will be payable to the Manager in an amount equal to the greater of (i) the fair value of the management agreement as established by an independent appraiser, or (ii) 4% of the mortgage loan portfolio of Specialty Trust. At December 31, 2004, 4% of the Company’s mortgage loan portfolio would be approximately $3.8 million.

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

Under the original Management Agreement dated October 23, 1997, the Company also paid to Specialty Financial an incentive compensation fee for each fiscal quarter. For periods through the end of fiscal year 2003, the incentive compensation was an amount equal to 50% of the net tax-based income of Specialty Trust, before deduction of such incentive compensation, in excess of an annualized return to Specialty Trust equal to 12%. The incentive compensation calculation and payment were made quarterly in arrears. The term “return to Specialty Trust” was calculated for the quarter by dividing taxable income for the quarter by the net worth for the quarter. For such calculations, “taxable income” means the Company’s taxable income before the Manager’s incentive compensation, the deduction for dividends paid and net operating loss deductions arising from losses in prior periods. A deduction for the Company’s interest expenses for borrowed money is taken when calculating taxable income. “Net worth” for any period means the sum of the gross proceeds from all prior offerings of equity securities by the Company, after deducting expenses and costs relating to the offering (or for any period in which new equity securities are issued, the arithmetic weighted average on the prior offering proceeds and the new proceeds for the period), plus beginning retained earnings

(without taking into account any losses incurred in prior periods and excluding amounts reflecting taxable income to be distributed as dividends and amounts reflecting valuation allowance adjustments). The definition “return to Specialty Trust” was used only for purposes of calculating the incentive compensation payable, and was not related to the actual distributions received by stockholders. The incentive compensation payments to Specialty Financial were made before any income distributions were made to the Company’s stockholders.

Under the Amended Agreement dated January 1, 2004, the Manager receives a monthly base management fee equal to one-half of one percent of the Mortgage Asset Portfolio at the end of the preceding quarter which includes Mortgage Loans net of allowances and unearned discounts, Real Estate Owned and Land Held for Residential Development. In addition, the Manager could receive, as incentive compensation for each fiscal quarter, an amount equal to 50% of the tax – based net income before the dividend deduction of the Company, in excess of a Threshold Return which is a per annum target percentage rate of return set by a mutual agreement between the Manager and the Board of Directors of the Company for each calendar year beginning with the year 2004. For the year 2004, the Threshold Return was set at 12%.

For the years ended December 31, 2004, 2003, and 2002 the Manager earned the following:

	2004	2003	2002
Loan Origination and Extension Fees	$2,894,828	$2,259,153	$1,610,059
Loan Servicing Fees	457,424	455,923	361,224
Late Payment Charges	49,842	11,685	9,295

Subtotal	3,402,094	2,726,761	1,980,578
Base Management Fee	491,140	—	—
Incentive Compensation	—	391,579	314,249

Total Compensation	$3,893,234	$3,118,340	$2,294,827

The loan origination fees are received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from the borrower. Late payment charges are received directly by the Manager from the borrower. The incentive compensation is calculated in accordance with the agreement and paid for or accrued in Management and Directors’ fees in the Company’s financial statements.

As of December 31, 2003, related parties owned approximately $1,528,000 in collateralized notes, which represents approximately 4.6% of the total balance. As of December 31, 2004, no collateralized notes were owned by related parties.

In addition, SAC currently has an agreement with a realtor related to the development of the land held for residential development. SAC will pay the realtor a finder’s fee of $300 per lot and a 3.5% broker’s commission for each home sold. The realtor is a real estate company in which an independent director and member of the audit committee is a substantial owner and executive officer. As of December 31, 2004, SAC had no outstanding payable to the realtor related to the finder’s fee on Phase II. Total fees paid to the real estate company for the fiscal year ended December 31, 2004 and 2003 were $317,754 and $114,508 respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Specialty Trust, Inc.:

Under date of March 23, 2005, we reported on the consolidated balance sheets of Specialty Trust, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Company’s 2004 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in such Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express and opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Sacramento, California
March 23, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Specialty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Specialty Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Specialty Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

Sacramento, California
March 23, 2005