Form 10-K/A
period 2004-12-31
SPECIALTY TRUST INC
filed 2005-05-03
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A-1

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

Explanatory Note

This Form 10-K/A-1 is being filed in order to properly reflect the signatures of our Registered Public Accounting Firm on their reports on our consolidated financial statements and schedules thereof as of the year ended December 31, 2004. All other disclosures in this document remain unchanged from the Form 10-K filed on March 31, 2005.

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

SPECIALTY TRUST, INC.

Dated: May 3, 2005	By:	/s/ Nello Gonfiantini III

Nello Gonfiantini III Chairman and President

(Signed in the capacity of (i) duly authorized officer of the registrant

Dated: May 3, 2005	By:	/s/ Tanya M. McCaffery

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

/s/  KPMG, LLP

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

/s/ KPMG, LLP

Sacramento, California
March 23, 2005