Form 10-Q
period 2005-03-31
SPECIALTY TRUST INC
filed 2005-05-16
CIK 1062565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the last practicable date.

Common Stock ($.01 par value)	8,559,341 as of May 11, 2005

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements — Specialty Trust, Inc. and Subsidiaries (Unaudited)	3

	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Earnings for the Three Months Ended March 31, 2005 and 2004	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Three Months Ended March 31, 2005 and the Year Ended December 31, 2004	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition And Results of Operations	15

Item 3	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 5	Other Information	27

Item 6	Exhibits	27
Signatures		28
Exhibit 31.1		29
Exhibit 31.2		30
Exhibit 32.1		31
Exhibit 32.2		32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31, 2005	December 31, 2004
ASSETS
ASSETS

Cash and Cash Equivalents	$458,813	$14,879,417
Restricted Cash	—	1,001,536
Accrued Interest Receivable	1,659,061	1,175,049
Accounts Receivable	68,307	68,578
Land Held for Residential Development	1,951,880	1,879,432
Real Estate Owned (Held for Sale)	8,427,397	9,621,495
Mortgage Loans Held for Investment, net of allowance for loan losses of $1,371,153 and $1,130,138 and unearned discount of $78,585 and $112,625 at March 31, 2005 and December 31, 2004, respectively	109,480,417	93,350,933
Other Assets	190,449	159,628

Total Assets	$122,236,324	$122,136,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Dividends Payable	$—	$2,274,946
Accounts Payable — Related Party	207,713	61,233
Accounts Payable and Accrued Expenses	128,699	198,043
Accrued Interest Payable	54,861	65,475
Deferred Revenue	428,371	—
Collateralized Notes	34,143,066	41,242,610
Lines of Credit	5,285,000	—

Total Liabilities	$40,247,710	$43,842,307

STOCKHOLDERS’ EQUITY
Common Stock; $0.01 par value; 50,000,000 shares authorized, 8,416,767 and 8,272,529 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	$84,168	$82,725
Additional Paid-in Capital	78,939,994	77,432,753
Retained Earnings	2,964,452	778,283

Total Stockholders’ Equity	81,988,614	78,293,761

Total Liabilities and Stockholders’ Equity	$122,236,324	$122,136,068

See accompanying notes to consolidated financial statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenue
Interest and Dividend Income:
Mortgage Loans	$3,510,828	$2,667,263
Cash Accounts	18,521	29,500
Dividend Income	10,108	—

	3,539,457	2,696,763

Interest Expense:
Lines of Credit	11,904	3,513
Collateralized Notes	541,893	473,156

Total Interest Expense	553,797	476,669

Net Interest and Dividend Income	2,985,660	2,220,094

Provision for Loan Losses	241,015	23,366

Net Interest and Dividend Income After Provision for Loan Losses	2,744,645	2,196,728
Gain/(Loss) on Sale of Real Estate Owned	5,873	(47)
Other Income	—	34,601

Net Revenues	2,750,518	2,231,282

Expenses
General and Administrative	79,616	166,556
Management and Directors’ Fees	348,572	187,346
Other Expenses	136,161	103,687

Total Expenses	564,349	457,589

NET EARNINGS	$2,186,169	$1,773,693

Basic Earnings per Share	$0.26	$0.23

Diluted Earning per Share	$0.26	$0.23

See accompanying notes to consolidated financial statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
Year ended December 31, 2004 and three months ended March 31, 2005

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, January 1, 2004	7,684,813	$76,848	$71,828,838	$220,805	$72,126.491

Net Earnings and Comprehensive Income	—	—	—	9,112,960	9,112,960

Stock Options Exercised	33,163	332	213,838	—	214,170

Dividends Reinvested on Common Stock	548,553	5,485	6,028,605	—	6,034,090

Stock Granted	6,000	60	65,940	—	66,000

Dividends Declared on Common Stock	—	—	(704,468)	(8,555,482)	(9,259,950)

Balance, December 31, 2004	8,272,529	$82,725	$77,432,753	$778,283	$78,293,761

Net Earnings and Comprehensive Income	—	—	—	2,186,169	2,186,169

Stock Options Exercised	7,375	74	3,119	—	3,193

Dividends Reinvested on Common Stock	133,863	1,339	1,471,152	—	1,472,491

Stock Granted	3,000	30	32,970	—	33,000

Balance, March 31, 2005	8,416,767	$84,168	$78,939,994	$2,964,452	$81,988,614

See accompanying notes to consolidated financial statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net Earnings	$2,186,169	$1,773,693
Adjustment to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Amortization	—	16,940
Provision for Loan Losses	241,015	23,366
Amortization of Loan Fees on Mortgage Loans	(34,040)	(23,740)
(Gain)/Loss on Sale of Real Estate Owned	(5,873)	47
Non-cash Stock Compensation	33,000	16,500
Changes in Assets and Liabilities:
Accrued Interest Receivable	(484,012)	(101,647)
Accounts Receivable	271	56,656
Other Assets	(30,821)	—
Accounts Payable (including Related Party) and Accrued Interest Payable	66,522	(99,882)

Net Cash Provided by Operating activities	1,972,231	1,661,933

Cash flows from investing activities:
Investment in Real Estate Owned	(219,433)	(138,882)
Proceeds from Sale of Real Estate Owned	33,386	372,368
Investment in Land Held for Residential Development	(166,873)	(43,001)
Proceeds from Sale of Land Held for Residential Development	94,425	323,198
Purchase of Mortgage Loans Held for Investment	(39,571,614)	(13,475,538)
Principal Repayments of Mortgage Loans Held for Investment	25,049,544	22,359,166

Net Cash (Used In)/Provided by Investing Activities	(14,780,565)	9,397,311

Cash flows from financing activities:
Proceeds from Common Stock Options Exercised	3,193	129,975
Cash Dividends Paid	(802,455)	(784,056)
Proceeds from Lines of Credit	5,285,000	—
Proceeds from Collateralized Notes	—	10,023,000
Interest Reinvested on Collateralized Notes	404,047	363,960
Principal Payments on Collateralized Notes	(7,503,591)	(8,177,885)
Change in Restricted Cash	1,001,536	—

Net Cash (Used In)/Provided by Financing Activities	(1,612,270)	1,554,994

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(14,420,604)	12,614,238
Cash and Cash Equivalents at Beginning of Period	14,879,417	2,593,407

Cash and Cash Equivalents at End of Period	$458,813	$15,207,645

Supplemental Cash Flow Information:
Cash Paid for Interest	$564,411	$477,592

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Collateralized Notes Refinanced at Maturity	$—	$1,845,115

Mortgage Loans received upon sale of Real Estate Owned including reduction to Real Estate Owned of $1,413,531 and increase to Deferred Revenue of $428,371	$1,814,389	$—

Dividends Reinvested for Common Stock	$1,472,491	$1,521,388

Common Stock Grants	$33,000	$33,000

See accompanying notes to consolidated financial statements.

SPECIALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Specialty Trust, Inc. and Subsidiaries (the “Company”) is a Maryland corporation, which acquires and holds interests in mortgage loans secured by property located in Nevada, Arizona, Colorado, California, and Utah. The Company’s strategy is to acquire land loans, construction loans, commercial building loans and nonconforming single-family and small multifamily residential loans. The Company has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended. The mortgage loans are originated and serviced by Specialty Financial (the “Manager”), a private mortgage finance company operating in Nevada, wholly owned by Nello Gonfiantini III, the Company’s President and Chairman of its Board of Directors. The Company was incorporated on October 21, 1997 and began operations on January 31, 1998.

The unaudited consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10Q. In the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. The results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The unaudited consolidated financial statements for the three months ended March 31, 2005 include the accounts of the Company and its wholly owned subsidiaries, Specialty Acquisition Corporation (SAC), a taxable REIT subsidiary and Specialty Acquisition Corp. II (SAC II), a qualified REIT subsidiary. SAC was formed on May 2, 2002 to enable the Company to perform development activities to land it had foreclosed upon (Note 4), and to maintain the Company’s qualified REIT status. SAC II was formed on January 17, 2003 to enable the Company to hold property (Note 6). All inter-company accounts and transactions have been eliminated upon consolidation.

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

The Company follows SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect the contractual interest and principal payments of a loan according to the contractual terms of the loan agreement. SFAS 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company generally obtains a third party appraisal on the underlying collateral for impaired loans to determine the amount of impairment, if any. SFAS 118 clarifies interest income recognition and the disclosure requirements of SFAS 114.

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

NOTE 2. MORTGAGE LOANS HELD FOR INVESTMENT

Mortgage Loan Products

The Company has four mortgage loan products consisting of land, construction, commercial building and nonconforming. The mortgage loan products have stated interest rates ranging from 9.0% to 18.0%. Due to the nature of the effective interest rates among the four loan products, the Company does not compile or report revenues by product type.

Pursuant to existing loan agreements, the Company is committed to fund additional loan advances totaling $41,000 as of March 31, 2005.

Allowance for Loan Losses

The Company sets aside an allowance for loan losses through periodic charges to earnings. The Company believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at

March 31, 2005 and December 31, 2004.

The following table presents a roll forward of the allowance for loan losses:

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$1,130,138	$1,424,256
Provision for Loan Losses	241,015	23,366
Charge Offs	—	—

Balance at end of period	$1,371,153	$1,447,622

NOTE 3. DELINQUENT LOANS

At March 31, 2005, the Company had no loans that were delinquent for principal or interest.

At December 31, 2004, the Company had two loans that were 30 days past due totaling approximately $5.5 million in principal and accrued interest. In accordance with its revenue recognition policy, Management has accrued the delinquent interest on these loans.

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

SAC receives a security interest in each lot transferred to the homebuilder, subordinate to the senior interest held by the homebuilder’s construction lender. SAC is not obligated for any future costs of the Project once a completed lot is delivered to the homebuilder. This arrangement is accounted for as a real estate investment by which cash received upfront upon delivery of the completed lots reduces SAC’s investment in the land held for residential development. Upon the sale of completed homes by the homebuilder to an independent third-party, SAC records proceeds as a reduction to land held for residential development as Phases I and II of the development are expected to result in minimal profit. After the investment has been fully recovered, SAC will recognize profit equal to its share of the profits realized and received from home sales and may record a provision for income taxes if SAC is anticipated to generate taxable income for the year.

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete the lots, SAC incurred site mapping and other engineering costs, real estate taxes and insurance costs all of which were capitalized. Three homes were sold during the quarter ended March 31, 2005 leaving fifteen homes to sell in Phases I and II as well as the Phase III land. The following table provides a roll-forward of this account:

Balance at December 31, 2004	$1,879,432
Capitalized Costs	166,873
Net proceeds from sale of homes	(94,425)

Balance at March 31, 2005	$1,951,880

On June 30, 2003, the homebuilder neglected to exercise his option to purchase Phase III of the Project. The Company has subsequently listed the property for sale and has received offers on the land subsequent to March 31, 2005, such offers are in excess of the book value of the Phase III land.

NOTE 5. REAL ESTATE OWNED (HELD FOR SALE)

As of March 31, 2005 and December 31, 2004, real estate owned totaled $8.4 million and $9.6 million respectively. The properties acquired were as follows:

•	A personal residence in Telluride, Colorado acquired in September of 2003 with a loan balance of approximately $1.7 million. The Company has incurred approximately $1.6 million in costs to prepare the personal residence for sale, all of which was capitalized to real estate owned.

•	Two parcels of raw land in Mesquite, Nevada acquired in August of 2003 with loan balances of approximately $2.6 million and $2.5 million. Portions of land were sold on various dates in 2004 and 2005.

•	A personal residence in Castle Rock, Colorado acquired in July of 2004 with a loan balance of $2.3 million.

During the quarter ended March 31, 2005, the Company sold two portions of the raw land located in Mesquite, Nevada. The Company carried back mortgages on these sales totaling approximately $1.8 million resulting in a deferred gain of approximately $428,000. The deferred gain will be recognized as principal payments are received on the underlying mortgages based on the installment method of accounting.

NOTE 6. QUALIFIED REIT SUBSIDIARY

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

As of and for the three months ended March 31, 2005, there was no activity recorded in SAC II.

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

The outstanding collateralized notes have maturities ranging from three months to five years from the date of issue and bear a fixed rate of interest ranging from 3.25% to 7.50% at March 31, 2005 and December 31, 2004. The effective yield of collateralized notes outstanding at March 31, 2005 and December 31, 2004 was 5.90% and 5.77%, respectively. At March 31, 2005 and December 31, 2004, the collateralized notes were secured by $58.6 million and $42.5 million respectively, of mortgage loans pledged as collateral.

In November 2004, the Company’s Board of Directors determined that continuing the Company’s publicly offered collateralized note program would subject the Company to significant costs and expenses, including costs of complying with the Sarbanes-Oxley Act of 2002 that would exceed the benefits derived from the public issuance of the notes. As a result, the Board directed that the public collateralized note program be terminated. On December 15, 2004, Post Effective Amendment No. 3 to the Company’s registration statement was declared effective by the Securities and Exchange Commission (“SEC”) thereby deregistering $165,915,000 collateralized notes which represented all of the remaining registered but unsold collateralized notes. The Company expects to be able to begin offering collateralized notes on a private basis in June 2005.

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

Under the Amended Agreement dated January 1, 2004, the Manager receives a monthly base management fee equal to one-half of one percent of the Mortgage Asset Portfolio at the end of the preceding quarter which includes Mortgage Loans net of allowances and unearned discounts, Real Estate Owned and Land Held for Residential Development. In addition, the Manager receives, as incentive compensation for each fiscal quarter, an amount equal to 50% of the tax — based net income before the dividend deduction of the Company, in excess of a threshold return determined annually by the Board of Directors. The Board of Directors determined the threshold return to be 11% for the year ending December 31, 2005. If the Company’s tax-based net income does not exceed the threshold return on an annualized basis, the Manager does not receive incentive compensation for that year. The Manager earned $187,620 of such incentive fee during the quarter ended March 31, 2005.

Fees earned by the Manager for the three months ended March 31, 2005 and 2004, are as follows:

	Three Months Ended
	March 31,
	2005	2004
Loan Origination and Extension Fees	$598,925	$556,500

Loan Servicing Fees	123,157	110,557

Late Payment Charges	44,876	7,324

Subtotal	$766,958	674,381

Base Management Fee	131,065	130,467

Incentive Compensation Bonus	187,620	—

Total Compensation	$1,085,643	$804,848

The loan origination fees are received by the Manager as part of the initial funding of the loan. Loan servicing fees reduce the amount of interest income recognized by the Company as the Manager withholds the servicing fee from interest payments received from borrowers. Late payment charges are received directly by the Manager from the borrower. The Base Management Fee is paid monthly to the Manager by the Company, and the Manager’s incentive compensation is calculated in accordance with the Agreement. Both the Base Management Fee and the incentive compensation are recorded in the line item, Management and Directors Fees, in the Company’s financial statements.

In addition, SAC currently has an agreement with a realtor related to the development of the land held for residential development discussed in Note 4. SAC will pay a realtor finder’s fee of $300 per lot and a 3.5% sales commission for each home sold. The realtor is an employee of a real estate company, which is owned by an independent director and member of the Company’s Audit Committee. As of March 31, 2005 and December 31, 2004, SAC did not have any outstanding payables to the realtor related to the finder’s fee. Total fees paid to the real estate company for the three months ended March 31, 2005 and 2004 were approximately $32,639 and $67,481 respectively.

NOTE 9. EARNINGS PER SHARE

The following is a reconciliation of earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Basic:

Net earnings applicable to common stock	$2,186	$1,774

Weighted average number of shares — basic	8,417	7,822

Earnings per share — basic	$0.26	$0.23

Diluted:

Net earnings applicable to diluted earnings per share	$2,186	$1,774

Weighted average number of shares — basic	8,417	7,822

Weighted average shares of dilutive stock options using average period stock price under the treasury stock method	2	14

Weighted average number of shares — diluted	8,419	7,836

Earnings per share — diluted	$0.26	$0.23

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

Significant Aspects of First Quarter 2005 and Year End 2004

At March 31, 2005, the Company owned approximately $110.9 million of mortgage loans, approximately $10.4 million of land held for residential development and foreclosure property. Total assets were approximately $122.2 million. These assets are financed with approximately $34.1 million of collateralized notes, $5.3 million of lines of credit, and approximately $82.0 million of equity.

As of March 31, 2005, the Company’s equity-to-assets ratio was 67.1%, the debt-to-equity ratio was 48.1% and the annualized return on equity for the three months ended March 31, 2005 was 11.1%.

At December 31, 2004, the Company owned approximately $94.6 million of mortgage loans, approximately $11.5 million of land held for residential development and foreclosure property. The Company’s total assets were approximately $122.1 million. The assets were financed with approximately $41.2 million of collateralized notes, and approximately $78.3 million of equity.

As of December 31, 2004, the Company’s equity-to-assets ratio was 64.1%, the debt-to-equity ratio was 52.7%, and the average return on equity for the year ended December 31, 2004 was 12.1%.

Critical Accounting Policies

The Company’s management is responsible to insure that its policies and methodologies are in accordance with U.S. generally accepted accounting principles. During the first quarter of 2005, management reviewed and evaluated the Company’s critical accounting policies and believes them to be appropriate.

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

Changes in Financial Condition

Assets

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash decreased by approximately $15.4 million (97%) as of March 31, 2005, compared to December 31, 2004. The timing of loan fundings and the timing of debt or equity issues generally determine the amount of cash held by the Company. The Company’s goal is to keep cash invested in loans or other financial instruments and therefore to keep cash balances low whenever possible.

Accrued Interest Receivable

Accrued interest receivable increased by approximately $484,000 (41%) as of March 31, 2005 compared to December 31, 2004 primarily as the result of an overall increase in the loan portfolio and the Company’s investment in loans with a deferred interest component as of March 31, 2005. Under these loans, borrowers pay a reduced rate of interest during the loan term while interest accrues at a substantially higher rate. The deferred interest is due upon maturity of the loan.

Land Held for Residential Development

Land held for residential development increased by approximately $72,000 (4%) as of March 31, 2005 compared to December 31, 2004 as a result of costs incurred related to Phase III of the Project classified as land held for residential development. Land held for residential development consists of three phases of undeveloped lots (the “Project”), which were obtained by the Company through foreclosure in February 2001. This Project originally included 117 lots, which were in various stages of completion at the time of foreclosure. An appraisal was obtained at the time of foreclosure which provided an allocation of the fair value as follows: (i) phase I’s 15 lots at $30,000 each, (ii) phase II’s 61 lots at approximately $15,000 each and (iii) phase III’s 41 lots at approximately $15,000 each. The appraisal was based on the current condition of the lots and did not consider costs, which the Company or its assignee would incur to prepare these lots for the commencement of homebuilding. The Company subsequently contributed the Project to Specialty Acquisition Corp. (SAC), its wholly owned taxable REIT subsidiary formed in May 2002.

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

All 76 lots in phases I and II were transferred to the homebuilder in 2002 upon payment to SAC of $565,943. In order to complete delivery of the lots, SAC incurred site mapping costs, other engineering costs, real estate taxes, and insurance costs in 2002, all of which were capitalized. Three completed homes were sold during the three months ended March 31, 2005. The following table is a roll-forward of this account:

Balance at December 31, 2004	$1,879,432
Capitalized costs	166,873
Net proceeds from sale of homes	(94,425)

Balance at March 31, 2005	$1,951,880

On June 30, 2003, the homebuilder neglected to exercise his option to purchase Phase III of the Project. The Company has subsequently listed the property for sale.

Real Estate Owned

Real estate owned decreased by approximately $1.2 million (12%) as of March 31, 2005 compared to December 31, 2004. This decrease was due primarily to the sale of a portion of property located in Mesquite, Nevada.

Mortgage Loans

Mortgage loans held for investment net of allowance for loan losses and unearned discounts increased by approximately $16.1 million (17%) as of March 31, 2005 compared to December 31, 2004 due primarily to the purchase of new mortgage loans during the quarter. The allowance for loan losses was increased by approximately $241,000 during the quarter ended March 31, 2005 due to an increase in the overall mortgage loan portfolio as a result of an increase in loan originations in the current quarter.

Other Assets

Other assets increased by approximately $31,000 (19%) as of March 31, 2005 compared to December 31, 2004 primarily due to an increase in line of credit fees and other prepaid expenses.

Liabilities

Dividends Payable

Dividends payable decreased by approximately $2.3 million (100%) as of March 31, 2005 compared to December 31, 2004 due primarily to the dividends declared prior to December 31, 2004 being paid in cash or reinvested during the quarter.

Accounts Payable and Accrued Expenses, Accounts Payable — Related Party and Accrued Interest Payable

Accounts payable and accrued expenses and accounts payable related party increased by approximately $67,000 (20%) as of March 31, 2005 compared to December 31, 2004. This increase was due primarily to the accrual of management incentive compensation as of March 31, 2005.

Deferred Revenue

Deferred revenue increased by approximately $428,000 due primarily to the recording of a deferred gain upon carry-back of a mortgage loan on the sale of real estate owned.

Collateralized Notes

Collateralized notes decreased by approximately $7.1 million (17%) as of March 31, 2005 compared to December 31, 2004 due to the maturity and payout of notes during the quarter. No new collateralized notes were issued during the period due to the Company’s deregistration of the collateralized note program in 2004.

Lines of Credit

Lines of credit increased by approximately $5.3 million as of March 31, 2004 compared to December 31, 2004 due to the Company utilizing its lines during the quarter and not utilizing its lines as of December 31, 2004. The Company relies on its lines of credit, along with other sources, to meet short term liquidity and funding needs.

Results of Operations

The rate volume analysis set forth in the following table analyzes changes in net interest income for the periods indicated by their rate and volume components.

	Three months Ended
	March 31, 2005
	Over/Under
	March 31, 2004
	Net
	Change	Rate	Volume
Interest Income
Mortgage Loans	$843,565	$175,494	$668,071
Cash Accounts	(10,979)	37,364	(48,343)

Total	832,586	212,858	619,728

Interest Expense
Line of Credit	8,391	8,391	—
Collateralized Notes	68,737	35,086	33,651

Total	77,128	43,477	33,651

Change in net interest income	$755,458	$169,381	$586,077

The Company’s operating results include all of the reported income of its mortgage finance operation. A comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004 follows:

Interest Income, Mortgage Assets

Interest income, mortgage assets increased by approximately $844,000 (32%) for the three months ended March 31, 2005, as compared to the same period in prior year, due primarily to an increase in the overall loan portfolio.

Interest Income Cash Accounts

Interest income, cash accounts decreased by approximately $11,000 (37%) for the three months ended March 31, 2005, respectively, due primarily to the decrease of cash balances on hand as of March 31, 2005 compared to the prior period.

Dividend Income

Dividend income increased by approximately $10,000 due to the Company earning dividends on balances that it held in a restricted cash account for a portion of the quarter ended March 31, 2005.

Interest Expense — Lines of Credit

Interest expense on lines of credit increased by approximately $8,000 (239%) for the three months ended March

31, 2005, as compared to the same period in prior year, primarily due to the Company utilizing more of its lines of credit during the three months ended March 31, 2005.

Interest Expense — Collateralized Notes

Interest expense on collateralized notes increased by approximately $69,000 (15%) for the three months ended March 31, 2005, as compared to the same period in prior year. The increase was primarily due to the additional issuance of collateralized notes over those outstanding as of March 31, 2004 offset by a decrease in interest expense due to the deregistration of the Company’s collateralized note program. As a result of the deregistration, the Company cannot issue any additional collateralized notes for public sale. The Company expects to be able to offer its notes for private sale starting in June 2005.

Provision for Loan Losses

Provision for loan losses increased by approximately $218,000 (931%) for the three months ended March 31, 2005, as compared to the same period in prior year. This increase was primarily due to a increase in the required allowance for loan losses based on the Company’s increased mortgage portfolio and risk rating process.

General and Administrative

General and administrative decreased by approximately $87,000 (52%) for the three months ended March 31, 2005, respectively, as compared to the same period in prior year. This decrease occurred due to a reduction in professional fees as a result of the Company’s deregistration of its collateralized note program.

Management and Directors’ Fees

Management and directors’ fees increased by approximately $161,000 (86%) for the three months ended March 31, 2005, as compared to the same period in the prior year. This was primarily due to an increase in the management incentive fees paid to the manager in the current quarter.

Other Expenses

Other expenses increased by approximately $32,000 (31%) for the three months ended March 31, 2005, as compared to the same period in prior year. The increase was primarily due to the Company incurring costs related to real estate owned properties and land held for residential development.

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

	Annualized
	Three Months Ended
	March 31,
	2005	2004
Interest Income
Mortgage Loans	12.76%	12.00%
Cash Accounts	1.64%	1.08%

Interest Expense
Lines of Credit	5.75%	4.00%
Collateralized Notes	5.89%	5.48%
Net Interest Spread	7.19%	5.26%

Liquidity and Capital Resources

Management of the Company manages short-term liquidity (defined as funding needs to cover commitments and anticipated uses occurring over the next 12 months) in a number of ways. First, the scheduled interest payments from the mortgage portfolio produce monthly cash flow, which can be used to originate new loans and to pay dividends to stockholders. This source provided approximately $3.5 million during the three months ended March 31, 2005 and $11.9 million during the 12 months ended December 31, 2004, respectively.

Secondly, the payoff and the prepayment of loans provide additional liquidity to the portfolio. Historically, the Company has experienced annual loan payoffs and prepayments of approximately 30% to 35% of its outstanding portfolio. More recently, the Company has experienced more accelerated payoffs due to more loans having shorter maturities. The payoff of mortgage loans provided approximately $25.0 million during the three months ended March 31, 2005.

The following table illustrates the scheduled maturities of mortgage loan investments subsequent to March 31, 2005:

Maturity	Amount
April 1, 2005 to December 31, 2005	$31,414,263
2006	54,210,647
2007	25,305,245

$110,930,155

Under existing mortgage loans, the Company is obligated to fund additional loan amounts totaling $41,000 as of March 31, 2005.

Thirdly, the Company had the ability to issue collateralized notes to provide additional liquidity. Starting May 7, 2002, the Company was permitted to offer collateralized notes with maturities of up to five years. Management has utilized collateralized notes to meet a portion of the Company’s short-term funding needs in the past. However, on November 24, 2004, the Company filed an amendment to its registration effectively deregistering the collateralized note program. As a result, no additional collateralized notes can be publicly offered under the program. The Company expects to be able to begin offering the collateralized notes on a private basis in June 2005.

The following table reflects the maturities of collateralized notes as of March 31, 2005:

Maturity	Amount
April 1, 2005 to December 31, 2005	$34,143,066

$34,143,066

Lastly, the Company had three committed lines of credit with commercial banks to provide another level of liquidity as of March 31, 2005. The Company can borrow $5.5 million, $6.5 million and $7.0 million on three separate lines of credit to provide funding for new mortgage loans, for an aggregate of $19.0 million in available credit. The $5.5 million is available through May 15, 2006. The $6.5 million is available through June 15, 2005. The $7.0 million line is available through October 15, 2005. All lines of credit are collateralized by a secured interest in mortgage loans and require the Company to maintain certain financial covenants. Such covenants include restrictions on (i) any change in business activities from those the Company is presently engaged in, and (ii) any change in executive and management personnel that would result in reduced qualifications and experience compared to present personnel. Such covenants also contain requirements for (i) minimum tangible net worth, (ii) maximum debt to equity ratio, (iii) fixed charge coverage ratio, and (iv) a maximum allowable for lines of credit of $20 million. The Company was in compliance with these covenants as of March 31, 2005.

Management believes that the combination of these sources of capital allows them to manage the short-term liquidity needs of the Company in virtually any business situation and thereby efficiently use the Company’s capital resources.

With respect to the Company’s long-term liquidity, the Company does not have any commitments that require funding during periods beyond the next 12 months. There are no commitments for material capital expenditures or other long-term debt obligations. Management believes the same sources that are relied upon for short-term liquidity needs will be sufficient to fund long-term needs as well.

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

Loans are initially risk graded prior to loan origination. They are reviewed quarterly and will be re-graded if the circumstances of the loan have materially changed. Numerous factors are considered such as renewal, loans to the same borrower, identified facts demonstrating heightened risk of nonpayment, or if they have become delinquent. The loan review, or grading process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported quarterly to the Company’s Board of Directors for action. Watch list loans are those loans considered to have weakness detected in character, capacity to repay or balance sheet concerns, which prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

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

After reviewing the loan portfolio, management will allocate or assign a portion of the allowance for loan loss to groups of loans and to individual loans to cover management’s estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of SFAS 114 “Accounting by Creditors for Impairment of a Loan” and SFAS 118 “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.” Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover estimated probable losses, management records an additional provision for credit loss. If the allowance is greater than required at that point in time, the provision is adjusted accordingly.

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

Management believes sufficient amounts have been provided in the allowance for loan loss to absorb probable losses in the loan portfolio at March 31, 2005.

Non-Performing Loans and Potential Problem Loans

In accordance with the Company’s revenue recognition policy, the accrual of interest income is discontinued when a loan becomes 90 days past due as to required principal or interest payments. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Accrued interest recorded during the 90-day period remains accrued if management determines that the underlying collateral supports recovery of principal and accrued interest. At March 31, 2005, the Company did not have any loans that had delinquent principal or interest.

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

For the most part, the Company’s loans provide for either monthly payments of interest only with a payment of principal in full at the end of the loan term, or monthly payments of interest only with principal payments upon lot releases and principal in full at the end of the loan term. Because of the high yield of the Company’s loans, management does not believe that a 100-200 basis point increase or decrease in general interest rates (from those prevailing at March 31, 2005) would have a significant impact on the fair value of the Company’s fixed rate loan portfolio. A significant increase in interest rates could, however, make it more difficult for the borrowers to sell or refinance their respective properties. This could have a material adverse effect on the Company, either through loan defaults or the need to grant extensions of the maturity dates, thereby delaying repayment. Additionally, a real estate market decline in Nevada, Arizona, Colorado, California, or Utah could have a material adverse impact on the Company. If real estate values were to decline, borrowers might find it difficult, if not impossible, to repay some or all of the principal and accrued interest in connection with a sale or refinancing of the underlying properties. A number of factors could lead to a real estate market decline including, but not limited to, a slowdown in the growth of the economy, increasing commercial interest rates and supply and demand factors. It is not possible for management to quantify the potential loss in earnings or cash flows that might result from a real estate market decline.

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

The principal executive officer and principal financial officer of Specialty Trust, Inc. conclude that Specialty Trust, Inc.’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as of the end of the period covered by this report.

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

The rest of this page is intentionally left blank

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

At March 31, 2005, other than litigation by the Company in the ordinary course of business involving foreclosures or other exercise of its rights as a creditor, there were no material pending proceedings to which the Company was a party or of which any of its property was subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company sold an aggregate of 133,863 shares of common stock to existing stockholders during the first quarter pursuant to its Dividend Reinvestment Plan. The price was $11.00 per share. The sales were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

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

SPECIALTY TRUST, INC.

Dated: May 13, 2005	By:	/s/ Nello Gonfiantini III

Nello Gonfiantini III
Chairman and President

(Signed in the capacity of (i) duly
authorized officer of the registrant )

Dated: May 13, 2005	By:	/s/Tanya McCaffery

Tanya McCaffery
Interim Chief Financial Officer

(Signed in the capacity of (i) duly
authorized officer of the registrant and
(ii) principal financial officer of the
registrant)